Form 10-Q
period 1997-12-31
TEMPORARY TIME CAPITAL CORP
filed 1998-11-09
CIK 823544

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 1O-Q

               (X) I QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For Quarter Ending December 31, 1997

                        Commission File No. 33-17774-NY


                         TEMPORARY TIME CAPITAL CORP.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

           Colorado                                93-0955290
           --------                                ----------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

           317 Madison Avenue, Suite 2315, New York, NY    10017
           --------------------------------------------    -----
             (Address of Principal Executive Offices)    (Zip Code)

                                (212) 661-4187
                                --------------
                (Registrant's telephone number, including area code)


  --------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                        PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited condensed balance sheets as of December 31, 1997.

        Unaudited condensed statements of income and expenses for three and nine months ended December 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        None.

                         PART II- OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        None.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities on the dates indicated.



Date: February 9, 1998             By: /s/ Joseph T. Maloney
                                       ---------------------
                                       Joseph T. Maloney
                                       Chairman of the Board, President,
                                       Chief Executive Officer and Director

                  TEMPORARY TIME CAPITAL CORP & SUBSIDIARIES
                            CONDENSED BALANCE SHEET
                            AS OF DECEMBER 31, 1997

ASSETS

CURRENT ASSETS:
 CASH                                          $      52,332.00
 RECEIVABLES & OTHER                               1,889,708.00
                                                  -------------
                                                   1,942,040.00

FIXED ASSETS:
 FIXED ASSETS - NET ACCUM DEPREC                      96,522.00

OTHER ASSETS:
 OTHER ASSETS                                        172,231.00
                                                  -------------
                                               $   2,210,793.00
                                                  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  CURRENT LIABILITIES                          $   1,648,389.00


NON-CURRENT LIABILITIES:
 NON-CURRENT LIABILITIES                              33,736.00
                                                  -------------
                                                   1,682,125.00

STOCKHOLDERS' EQUITY:

 Capital Stock                                 $       2,343.00
 Additional paid in capital                        1,121,309.00
 Treasury stock                                      (43,452.00)
 Retained Earnings                                  (948,683.00)
 NET INCOME (LOSS)                                   397,151.00
                                                  -------------

   TOTAL STOCKHOLDERS' EQUITY                        528,668.00
                                                  -------------
                                               $   2,210,793.00
                                                  =============


                                   UNAUDITED

                  TEMPORARY TIME CAPITAL CORP & SUBSIDIARIES
                  CONDENSED STATEMENT OF INCOME AND EXPENSES
               FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997


                                             THREE MONTHS         NINE MONTHS
                                             ------------         -----------

INCOME                                      $ 2,191,141.00      $ 6,524,604.00

DIRECT EXPENSES                               1,388,259.00        4,370,312.00
                                             -------------       -------------
                                                802,882.00        2,154,292.00

GENERAL & ADMINSTRATIVE                         585,000.00        1,757,141.00
                                             -------------       -------------



   NET INCOME                                $  217,882.00       $  397,151.00
                                             =============       =============




                                   UNAUDITED