Form 10-K
period 1998-03-31
TEMPORARY TIME CAPITAL CORP
filed 1998-11-09
CIK 823544

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.


                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR is Cd)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For Fiscal Year Ended March 31, 1998

                         Commission File No. 33-17774-NY


                          TEMPORARY TIME CAPITAL CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


             93-0955290                                Colorado
             ----------                                --------
       (I.R.S. Employer Id.)                    (State of Corporation)


 317 Madison Avenue Suite 2315 New York. New York         10017
 ------------------------------------------------         -----
    (Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code: (212)661-4187

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Shares of Common Stock, $.001 par value outstanding as of September 30, 1998 to non-affiliates are 126,185 (affiliates consist of Directors and Officers of the Company). As of September 30, 1998 the aggregate market value of such shares (based upon the average of the opening bid and low asked prices of the shares) was approximately $236,378.



Documents incorporated by reference:

                                    NONE

                                     PART I


ITEM 1.    BUSINESS

     (a)  General Development of Business

     Temporary Time Capital Corp. (the "Company" ) was incorporated under the laws of the State of Colorado on June 16, 1987. The Company was formed as a vehicle to obtain capital and to investigate and evaluate businesses with the ultimate goal of acquiring businesses that would have the potential for profit.

     The Company entered the personnel services industry in August 1988 by acquiring several small temporary and permanent placement personnel agencies. All of these subsidiaries, have since become inactive due to the disassociation of key personnel from the Company and have been dissolved.

     On January 1, 1996 the Company acquired all assets and business interests of On Duty Medical, Inc., and its subsidiaries, On Duty Ohio, Inc., On Duty Massachusetts, Inc., On Duty New York, Inc. from Maloney Temps, Inc. On Duty Medical, Inc. is engaged in the home health care and temporary health care personnel industry. Maloney Temps, Inc. is wholly owned by Joseph J. Maloney, Chairman, Chief Executive Officer and president of Temporary Time Capital Corp. The Company in February 1996 re-entered the personnel services industry using the names of Savitt & Co., Joseph T. Maloney Associates and Temporary Time Capital Corp.

     (b)  Financial Information About Industry segment

     The consolidated financial statements of the Company and its subsidiaries as of March 31, 1998 are attached hereto.

     (c)  Narrative Description of Business


                              Health Care Services

     The Company through the acquisition of On Duty Medical, Inc. and its subsidiaries entered the home and health care market in Ohio, Connecticut and Massachusetts. On Duty Medical, Inc. has been traditionally in the field of providing temporary health care personnel, including registered, licensed practical nurses, and certified nurses aids to health care facilities such as hospitals, nursing homes and extended care facilities. The Company has also invested in affiliated home health care agencies providing services to Medicare and Medicaid patients in Ohio and Connecticut.

                      Temporary Office Employment Services

     The Company's temporary office services provide clients with the means of handling such events as vacations, emergency absences, sudden changes in workload, and special projects, in an effective and economic manner. The temporary workers are employees of the Company and are paid by the Company while on assignment. The customer pays a fixed hourly rate for hours worked.


                                   Seasonality

     The Company's business is not seasonal but increases during holiday or traditional vacation months.


                                     Funding

     Information concerning the Company's funding of its businesses is included in this Report on Form 10-K, in the Management's Discussion and Analysis below, under the caption heading "Liquidity and Capital Resources," incorporated herein by reference.


                                  New Products


                                      NONE

                              Markets and Marketing


     Information regarding the Company's markets and marketing is also included in this Report on Form 10-K in the Management's Discussion and Analysis below, incorporated herein by reference.


                                   Competition


     The personnel industry is exceptionally competitive, with clients generally using more than one employment services company to satisfy their personnel placement requirements. In New York City alone, the primary area served by the Company, there are a substantial number of employment placement services. These services find and provide employees for either temporary or permanent positions for their clients.

     The industry has seen significant volume increases in the hiring of temporary personnel over the last few years. While management expects this trend to level off, the use of temporary personnel has expanded to include professional positions.

     The Company competes locally with large, nationally-based firms including Manpower, Inc., Kelly Services, Inc., Olsten Corporation and Robert Half International Inc. Due to their high recognition factor and advertising expenditures, these firms are formidable forces in the temporary personnel industry.

     The Company aims to increase its share of the temporary business by attracting qualified temporary candidates by offering competitive pay, providing dependable, efficient service to clients, and recruiting established counselors with industry contacts and operations expertise to enhance the Company's access to prospective clients and potential employees.

     In the temporary health care field, The Company through On Duty Medical, Inc. likewise faces many competitive factors. The temporary health care personnel market is highly fragmented and significant competitors are often localized in particular geographical markets. The Company's largest competitors include Staff Builders, Inc., Kimberley, Inc., Medical Personnel Pool, Inc., and Hospital Staffing, Inc. The Company also competes with many other smaller temporary medical staffing agencies, especially as other agencies enter the market.

     In addition to competing for client accounts, On Duty Medical, Inc. experiences intense competition from other companies in recruiting qualified health care personnel for its temporary health care business because the United States health care industry generally faces a shortage of qualified personnel. Like other temporary business, the Company's success depends, to a significant degree, on its ability to recruit qualified health care personnel. On Duty Medical, Inc., therefore engages in aggressive recruitment and provides flexible work schedules and competitive compensation arrangements.


                                  Major Clients

     The Company had no major client in the fiscal year ending March 31, 1997 which accounted for more than 20% of its temporary service revenue.

                                    Employees

     As of June 1, 1998, the Company had 20 sales, technical, administrative and clerical personnel, was paying approximately 650 temporary employees per week and had approximately 4,500 individuals in its personnel files.

     (d)  Financial Information About Foreign and Domestic
          Operations and Export Sales.

     The Company has no foreign operations or export sales. The Company's operations are within the United States, primarily in the States of New York, Ohio, Connecticut and Massachusetts.


ITEM 2. PROPERTIES

     The Company owns no real property. The Company leases space located on terms set forth in the following table:

Premises                  Terms of Lease      Square    Monthly
                                               Feet     Rental
---------------------------------------------------------------

317 Madison Avenue        4/1/97 - 3/31/02     1900     $2,495
Suites 2310-2315
New York, NY

51 East 42nd Street       3/1/96 - 2/28/99      950     $1,687
Suite 1508
New York, NY

1072 Lexington Avenue     2/1/97 - 1/31/98     3000     $  925
Mansfield, Ohio

280 Washington Street     5/1/97 - 4/30/00      600     $  926
Brighton, Massachusetts


ITEM 3.   LEGAL PROCEEDINGS.

          NONE


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          NONE

PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock, par value $.001, is currently listed on the NASD Bulletin Board and "pink sheets". The Company was declared effective by the Securities Exchange Commission on April 17, 1988. The Company was listed in the "pink sheets" since May 16, 1988. As of March 31, 1998, there was one market maker trading the stock.

     The market price information for the common equity pursuant to Item 201(a)(1)(iii) for each quarter from April 1, 1997 through March 31, 1998 was as follows:


 Fiscal Year                Bid Prices         Asked Prices

                          High      Low       High       Low
-------------------------------------------------------------
 First Quarter             1        3/4       11/2        1

 Second Quarter            1        3/4       11/2        1

 Third Quarter             1        3/4       11/2        1

 Fourth Quarter            1        3/4       11/2        1

The above bid and asked quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

     No dividends have been declared with respect to the Common stock since the Company's inception, and the Company does not anticipate paying dividends in the foreseeable future.

     On March 31, 1998, the approximate number of holders of record of the Company's $.001 par value Common Stock was 18, with most shares being held in "street name."


ITEM 6.    SELECTED FINANCIAL DATA

           NONE

ITEM 7.   MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which the Company's Management believes is relevant to a proper assessment and understanding of the Company's results of operations and financial condition. This analysis and discussion should be read in conjunction with the financial Statements and the footnotes supporting these statements.

Management discussion of results of Operation, Liquidity & Capital.


As Chairman, I bring you some good and some bad news with this annual report. As everyone can see, we have had record earnings and anticipate keeping those same earnings next year.

Unfortunately I have had serious medical problems that led to a 5 week hospitalization and 6 month recovery at home. The prognosis is for a survival rate of 50% and in light of that I have appointed Mimi Savitt President of the Company and Mario Molano as Secretary and Treasurer. I continue to manage the firm and receive approximately 100-150 faxes per day as well as 40 hours of work from home. I have hired Kelly & Co., a Connecticut based accounting firm to help with the books and serve as Controller pending the hiring of a full time CPA. Ernst & Young, LLP still remains our consultants in the medical area.

We continue to grow with Savitt Technical and after 1 year our sales have increased to a rate of $20,000 average per week. We anticipate this to double this year. New York generates annually approximately $6 to $7 million in sales, Connecticut $3 million in sales, Ohio $3 million in sales and Massachusetts $500,000 in sales. We anticipate increasing the sales this coming year.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and supplementary data are listed in Part IV, Item 14 of this Annual Report Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting or financial disclosure matters required to be disclosed by this Item.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth certain information regarding the principals and executive officer of the Company:

Name                     Age        Position
---------------------------------------------------------------

Joseph T. Maloney        51         Chairman of the Board,
                                    Chief Executive Officer
                                    and Director

Mireille Savitt          43         President and Director

Mario Malono             32         Secretary and Treasurer


ITEM 11.   EXECUTIVE COMPENSATION

     The Company has not entered into any employment agreements.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth information as of May 31, 1998 with respect to the share ownership of the Officers and Directors and beneficial owners of more than five percent of the Common Stock of the Company as a Group. Except as noted below, each person has sole voting and investment powers with respect to the shares shown.

                          Number of
Name and Address          Shares Owned (1)   Percentage of Class
--------------------------------------------------------------------
Joseph T. Maloney
317 Madison Avenue
Suite 2315
New York, NY 10017            199,163               61.00%

All officers and directors
as a group
(1 in number)                 199,163               61.00%

(1) All shares are owned of record and beneficially.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         NONE


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

           The following Financial Statements of the Company are included in this Report immediately following the Signature Pages:

(a)  List the following documents filed as a part of the Report.

     (1) and (2) Financial Statements and Schedule

     The response to this portion of Item 14 is submitted as a separate section of this report.

     (3) Exhibits

         None

(b)  Form 8-K Filings

     None

                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this the registrant as duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TEMPORARY TIME CAPITAL CORP.


Dated:  October 14, 1998       By:  /s/ Joseph T. Maloney
                                  -----------------------------------
                                    Joseph T. Maloney
                                    Chairman of the Board, Chief
                                    Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities on the dates indicated.


Dated:  October 14, 1998       By:  /s/ Joseph T. Maloney
                                  -----------------------------------
                                    Joseph T. Maloney
                                    Chairman of the Board, Chief
                                    Executive Officer and Director



Dated:  October 14, 1998       By:  /s/ Mireille Savitt
                                  -----------------------------------
                                    Mireille Savitt
                                    President and Director

                          Bradford A. Miller, CPA P.C.
                                  6 Valley Lane
                            Garrison, New York 10524

                                 (914) 739-5775
                               Fax (914) 739-9762



                          Independent Auditor's Report


Board of Directors and Stockholders
Temporary Time Capital Corp.
New York, New York

I have audited the accompanying consolidated balance sheets of Temporary Time Capital Corp. and Subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of income, accumulated deficit, and cash flows for the years ended March 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of Temporary Time Capital Corp. and Subsidiaries as of March 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended March 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.


September 25, 1998
                                 Bradford A. Miller, CPA P.C.

                  Temporary Time Capital Corp and Subsidiaries
                           Consolidated Balance Sheets
                          As of March 31, 1998 and 1997


                                                       1998             1997
                                                    ---------       ----------
                                      ASSETS
     CURRENT ASSETS
      Cash                                         $    6,536      $    31,270
      Accounts receivable (net of
       allowance for doubtful accounts)             2,019,781        1,182,363
      Prepaid assets                                    5,205           13,358
                                                    ---------        ----------
                                                    2,031,522        1,226,991
     PROPERTY and EQUIPMENT
      Machinery and equipment                         120,503          120,503
      Office furniture                                 55,000           55,000
      Less: accumulated depreciation               (   87,618)     (    53,481)
                                                    ---------       ----------
                                                       87,885          122,022
     OTHER ASSETS
      Due from affiliates                             428,790          108,653
      Other assets                                     10,610           10,610
                                                    ---------       ----------
                                                      439,400          119,263
                                                    ---------       ----------
       TOTAL ASSETS                                $2,558,807       $1,468,276
                                                    =========        =========


                        LIABILITIES & STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES
      Due to affiliates                            $      -0-       $  157,533
      Accounts payable and accrued expenses           424,886          196,112
      Current portion of long term debt                20,769           41,635
      Factor payable                                1,260,630          865,835
                                                    ---------        ---------
                                                    1,706,285        1,261,115
     LONG TERM LIABILITIES
      Notes payable                                    22,762           34,738
      Loan from shareholders                           22,960           24,000
      Capital lease obligations                           -0-            1,906
                                                    ---------        ---------
                                                       45,722           60,644
                                                    ---------        ---------
       TOTAL LIABILITIES                            1,802,007        1,321,759

     STOCKHOLDERS' EQUITY
      Common Stock, par $.001                           2,343            2,343
       Authorized 8,333,333, issued &
       outstanding 325,348 and 356,748
       in 1998 and 1997, respectively.
      Additional paid-in capital                    1,121,309        1,121,309
      Treasury stock                               (   51,314)      (   28,452)
      Accumulated Deficit                          (  265,538)      (  948,683)
                                                    ---------        ---------
                                                      806,800          146,517
                                                    ---------        ---------

       Total LIABILITIES & STOCKHOLDERS' EQUITY    $2,608,807       $1,468,276
                                                    =========        =========

             See accompanying notes to Independent Auditor's Report

                  Temporary Time Capital Corp and Subsidiaries
                Consolidated Statements of Income and
                              Accumulated Deficit
                For the Years Ended March 31, 1998, 1997 and 1996

                                                      1998            1997          1996
                                                   ---------       ---------      ---------
     REVENUE                                      $8,701,346      $6,137,202     $1,323,390

     Direct Costs
      Temporary wages & payroll taxes              5,334,654       3,527,024        868,573
      Commissions                                    763,901         505,212            -0-
                                                   ---------       ---------      ---------
                                                   6,098,555       4,032,236        868,573
                                                   ---------       ---------      ---------

       Gross profit                                2,602,791       2,104,966        454,817

     General & Administrative
      Wages and salaries                             399,799         623,752        188,284
      Advertising                                    135,896          80,855         15,085
      Vehicle expense                                 90,945         108,064         25,314
      Allowance for bad debt                         225,308         100,000            -0-
      Depreciation expense                            34,137          34,784         18,380
      Insurance                                      134,646         115,731         16,926
      Legal and accounting                            70,102          30,867         65,796
      Other operating expenses                        31,242          27,719         10,990
      Office expense                                 346,633         289,031         10,133
      Rents                                          112,703         157,103         30,356
      Repairs and maintenance                         38,215          35,688          2,114
      Utilities                                      104,542         116,015         10,040
                                                   ---------       ---------      ---------
                                                   1,724,168       1,719,609        393,418
                                                   ---------       ---------      ---------

       Income from operations                        878,623         385,357         61,399


       Interest expense                              195,480         128,574         13,744
                                                   ---------       ---------      ---------

       Net Income                                    683,143         256,785         47,655

       Accumulated Deficit - beginning            (  948,681)     (1,205,468)    (1,253,125)
                                                   ---------       ---------      ---------

       Accumulated Deficit - ending              $(  265,538)    $(  948,683)   $(1,205,470)
                                                   =========       =========      =========

      Net income per share                       $      2.00     $       .72    $       .07
                                                   =========       =========      =========



             See accompanying notes to Independent Auditor's Report
                  Temporary Time Capital Corp and Subsidiaries
                      Consolidated Statements of Cash Flows
                For the Years Ended March 31, 1998, 1997 and 1996

                                                    1998            1997            1996
                                                 ---------       ---------       ---------
    Cash Flows from Operating Activities:
     Net income                                 $  683,143     $   256,785     $    47,655
     Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation expense                          34,137          35,101          18,380
      Change in accounts receivable             (  837,418)     (1,182,363)            -0-
      Change in prepaid assets                       8,153           4,104      (    6,827)
      Change in accounts payable                    75,385      (   14,795)     (   13,000)
      Change in factor payable                     394,795         865,835             -0-
      Change in other current liabilities          153,392         161,809          14,093
      Change in due to affiliates               (  157,533)         96,752          23,000
      Change in other assets                           -0-      (    6,345)     (    4,265)
                                                 ---------       ---------       ---------

      Total Adjustments                         (  329,089)     (   39,902)         31,381
                                                 ---------       ---------       ---------

       Net Cash Provided by (Used by)
         Operating Activities                      354,054         216,883          89,037

    Cash Flows from Investment Activities:
       Investment in equipment & vehicles              -0-             -0-      (  175,503)
       Investment in affiliates                 (  370,137)     (  108,653)            -0-
                                                 ---------       ---------       ---------

       Net Cash Provided by (Used by)
         Investing Activities                   (  370,137)     (  108,653)     (  175,503)

    Cash Flows from Financing Activities:
      Repayment of long term debt               (   32,842)     (   32,164)         97,903
      Repayment of loans from officers                 -0-             -0-      (   60,571)
      Repayment of loans from shareholder           48,960      (   38,867)            -0-
      Repayment of capital leases               (    1,906)     (   16,785)            -0-
      Increase in due to affiliate                     -0-             -0-          60,871
      Purchase of treasury stock                (   22,861)     (    9,928)            -0-
                                                 ---------       ---------       ---------


       Net Cash Provided by (Used by)
         Financing Activities                   (    8,651)     (   97,744)        116,804
                                                 ---------       ---------       ---------

    Net Increase(Decrease) in Cash              (   24,734)         10,486          20,338

    Cash at beginning of year                       31,270          20,784             446
                                                 ---------       ---------       ---------

    Cash at end of year                        $     6,536     $    31,270     $    20,784
                                                 =========       =========       =========



             See accompanying notes to Independent Auditor's Report

                  TEMPORARY TIME CAPITAL CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR YEARS ENDED MARCH 31, 1998, 1997 AND 1996

1.   Significant Accounting Policies

     Temporary Time Capital Corp. (the "Company" ) was incorporated under the laws of the State of Colorado on June 16, 1987. On January 1, 1996 the company acquired the assets and business interest in On Duty Medical, Inc., from Maloney Temps, Inc., an affiliated corporation solely owned by the Company's chairman, Joseph T. Maloney. On Duty Medical, Inc. is engaged in providing hospital and nursing home staffing and home health care aids. The Company in February 1996 re-entered its business of supplying temporary office service personnel.

     Per share Information

     The net income per share is based upon the weighted-average common and common-equivalent shares outstanding during the period number of presented.

     Consolidation

     The financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany balances and transactions.

     Property and Depreciation

     Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets.

2.   Income Taxes

     No provision for federal income taxes has been reflected in the financial statements as the Company has net operating loss carry since inception in excess of current net income.

                  TEMPORARY TIME CAPITAL CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR YEARS ENDED MARCH 31, 1998, 1997 AND 1996

3.   Related Party Transactions

     During the fiscal years ended March 31, 1996 and 1997 Maloney Temps, Inc., an affiliated corporation solely owned by the Company's chairman, Joseph T. Maloney, provided working capital for the Company of $60,781 and $96,752. On January 1, 1996 the Company purchased office furniture and equipment from Joseph T. Maloney for $55,000. As of March 31, 1997 Maloney Temps, Inc. was owed $157,533 by the Company. This debt was extinguished during the current fiscal year ended March 31, 1998.

4.   Treasury Stock

     The Company purchased 31,400 of its common stock at market value in the current fiscal year ended March 31, 1998. The Company plans to continue its plan of retiring of outstanding common stock in the next fiscal year. The average price paid per share during the fiscal year ended March 31, 1998 was $0.75 per share.

5.   Long-term obligations

     The Company and subsidiaries have operating leases for office space ranging from one to two years. Total rental expense under operating leases for year ended March 31, 1998 was $112,703.

     The Company is currently financing the purchase of six vehicles at an interest rate of 11%. Minimum future obligations on leases and notes payable in effect at March 31, 1998.


       Fiscal            Vehicle         Office
     Year Ended           Notes          Space

     03/31/99          $  20,879      $  70,199
     03/31/00             20,879         30,221
     03/31/01              1,773         29,946
     03/31/02             -0-            29,946
                          ------        -------
                       $  43,531      $ 160,312
                          ======        =======

                  TEMPORARY TIME CAPITAL CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR YEARS ENDED MARCH 31, 1998, 1997 AND 1996


6.   Stock Option Plan

     Company's Conditional Stock Option Plan reserves 35,100 shares of common stock at March 31, 1998 for issuance to officers and employees at various prices based on their length of employment. The options are exercisable over a five to seven year period. No options were exercised during the current fiscal year ended March 31, 1998.