Form 10-Q
period 1998-06-30
TEMPORARY TIME CAPITAL CORP
filed 1998-11-09
CIK 823544

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 1O-Q

               (X) I QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For Quarter Ending June 30, 1998

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

Item 1. Financial Statements

        Unaudited condensed balance sheets as of June 30, 1998.

        Unaudited condensed statements of income and expenses for three months ended June 30, 1998 and June 30, 1997

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



Date: October 28, 1998             By: /s/ Joseph T. Maloney
                                       ---------------------
                                       Joseph T. Maloney
                                       Chairman of the Board, President,
                                       Chief Executive Officer and Director

                  TEMPORARY TIME CAPITAL CORP & SUBSIDIARIES
                            CONDENSED BALANCE SHEET
                              AS OF JUNE 30, 1998

ASSETS

CURRENT ASSETS:
 CASH                                          $      64,647.00
 RECEIVABLES & OTHER                               2,341,607.00
                                                  -------------
                                                   2,406,254.00

FIXED ASSETS:
 FIXED ASSETS - NET ACCUM DEPREC                      79,385.00

OTHER ASSETS:
 OTHER ASSETS                                        139,400.00
                                                  -------------
                                               $   2,625,O39.00
                                                  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  CURRENT LIABILITIES                          $   1,517,424.00


NON-CURRENT LIABILITIES:
 NON-CURRENT LIABILITIES                              35,622.00
                                                  -------------
                                                   1,553,046.00

STOCKHOLDERS' EQUITY:

 Capital Stock                                 $       2,343.00
 Additional paid in capital                        1,121,309.00
 Treasury stock                                      (58,814.00)
 Retained Earnings                                  (265,538.00)
 NET INCOME (LOSS)                                   272,693.00
                                                  -------------

   TOTAL STOCKHOLDERS' EQUITY                      1,071,993.00
                                                  -------------
                                               $   2,625,039.00
                                                  =============


                                   UNAUDITED

                  TEMPORARY TIME CAPITAL CORP & SUBSIDIARIES
                  CONDENSED STATEMENT OF INCOME AND EXPENSES
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 and 1997


                                             JUNE 30, 1998        JUNE 30, 1997
                                             -------------        ------------

INCOME                                      $ 3,127,241.00      $ 2,050,306.00

DIRECT EXPENSES                               2,068,044.00        1,376,115.00
                                             -------------       -------------
                                              1,059,197.00          674,191.00

GENERAL & ADMINSTRATIVE                         729,890.00          541,383.00
                                             -------------       -------------

NET OPERATING INCOME                            329,307.00           95,659.00

OTHER EXPENSES                                   56,614.00           37,149.00
                                             -------------       -------------
   NET INCOME                                $  272,693.00       $   95,659.00
                                             =============       =============




                                   UNAUDITED