Form 10-Q
period 1998-09-30
TEMPORARY TIME CAPITAL CORP
filed 1999-01-25
CIK 823544

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 1O-Q

               (X) I QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For Quarter Ending September 30, 1998

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

Item 1. Financial Statements

        Unaudited condensed balance sheets as of September 30, 1998.

        Unaudited condensed statements of income and expenses for six months and three months ended September 30, 1998 and
	       September 30, 1997.

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



Date: January 22, 1999             By: /s/ Joseph T. Maloney
                                       ---------------------
                                       Joseph T. Maloney
                                       Chairman of the Board, President,
                                       Chief Executive Officer and Director

                  TEMPORARY TIME CAPITAL CORP & SUBSIDIARIES
                            CONDENSED BALANCE SHEET
                           AS OF SEPTEMBER 30, 1998

ASSETS

CURRENT ASSETS:
 CASH                                          $      54,642.00
 RECEIVABLES & OTHER                               2,563,496.00
                                                  -------------
                                                   2,618,138.00

FIXED ASSETS:
 FIXED ASSETS - NET ACCUM DEPREC                      70,885.00

OTHER ASSETS:
 OTHER ASSETS                                         69,400.00
                                                  -------------
                                               $   2,758,423.00
                                                  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  CURRENT LIABILITIES                          $   1,799,147.00


NON-CURRENT LIABILITIES:
 NON-CURRENT LIABILITIES                              23,921.00
                                                  -------------
                                                   1,823,068.00

STOCKHOLDERS' EQUITY:

 Capital Stock                                 $       2,343.00
 Additional paid in capital                        1,121,309.00
 Treasury stock                                      (78,814.00)
 Retained Earnings                                  (265,538.00)
 NET INCOME (LOSS)                                   156,055.00
                                                  -------------

   TOTAL STOCKHOLDERS' EQUITY                        935,355.00
                                                  -------------
                                               $   2,758,423.00
                                                  =============


                                   UNAUDITED

                  TEMPORARY TIME CAPITAL CORP & SUBSIDIARIES
                  CONDENSED STATEMENT OF INCOME AND EXPENSES
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 and 1997


                                             SEPT 30, 1998        SEPT 30, 1997
                                             -------------        ------------

INCOME                                      $ 6,326,322.00      $ 4,333,463.00

DIRECT EXPENSES                               4,307,401.00        2,982,053.00
                                             -------------       -------------
                                              2,018,921.00        1,351,410.00

GENERAL & ADMINSTRATIVE                       1,674,178.00        1,094,917.00
                                             -------------       -------------

NET OPERATING INCOME                            344,743.00          256,493.00

OTHER EXPENSES                                  188,688.00           77,224.00
                                             -------------       -------------
NET INCOME FROM CONTINUING OPERATIONS           226,055.00          179,269.00

LOSS FROM DISCONTINUED OPERATIONS                70,000.00                 .00
                                             -------------       -------------
   NET INCOME                                $  156,055.00       $  179,269.00
                                             =============       =============




                                   UNAUDITED

                  TEMPORARY TIME CAPITAL CORP & SUBSIDIARIES
                  CONDENSED STATEMENT OF INCOME AND EXPENSES
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 and 1997


                                             SEPT 30, 1998        SEPT 30, 1997
                                             -------------        ------------

INCOME                                     $  3,199,081.00      $ 2,283,157.00

DIRECT EXPENSES                               2,239,357.00        1,605,938.00
                                             -------------       -------------
                                                959,724.00          677,219.00

GENERAL & ADMINSTRATIVE                         944,288.00          553,533.00
                                             -------------       -------------

NET OPERATING INCOME                             15,436.00          123,686.00

OTHER EXPENSES                                   62,074.00           40,076.00
                                             -------------       -------------
NET (LOSS) INCOME FROM CONTINUING OPERATIONS    (46,638.00)          83,610.00

LOSS FROM DISCONTINUED OPERATIONS                70,000.00                 .00
                                             -------------       -------------
   NET (LOSS) INCOME                       $   (116,638.00)      $   83,610.00
                                             =============       =============




                                   UNAUDITED