Form 10-Q
period 1998-12-31
TEMPORARY TIME CAPITAL CORP
filed 1999-02-04
CIK 823544

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 1O-Q

               (X) I QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For Quarter Ending December 31, 1998

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

Item 1. Financial Statements

        Unaudited condensed balance sheets as of December 31, 1998.

        Unaudited condensed statements of income and expenses for nine months and three months ended December 31, 1998 and
	  December 31, 1997.

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



Date: February 4, 1999             By: /s/ Joseph T. Maloney
                                       ---------------------
                                       Joseph T. Maloney
                                       Chairman of the Board, President,
                                       Chief Executive Officer and Director

                  TEMPORARY TIME CAPITAL CORP & SUBSIDIARIES
                            CONDENSED BALANCE SHEET
                            AS OF DECEMBER 31, 1998

ASSETS

CURRENT ASSETS:
 CASH                                          $      48,681.00
 RECEIVABLES                                       2,891,464.00
 LESS: ALLOWANCE FOR BAD DEBTS                    (  325,000.00)
                                                  -------------
                                                   2,615,145.00

FIXED ASSETS:
 FIXED ASSETS - NET ACCUM DEPREC                      67,590.00

OTHER ASSETS:
 OTHER ASSETS                                        199,400.00
                                                  -------------
                                               $   2,882,135.00
                                                  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  CURRENT LIABILITIES                          $   1,695,590.00


NON-CURRENT LIABILITIES:
 NON-CURRENT LIABILITIES                              17,960.00
                                                  -------------
                                                   1,713,550.00

STOCKHOLDERS' EQUITY:

 Capital Stock                                 $       2,343.00
 Additional paid in capital                        1,121,309.00
 Treasury stock                                      (78,814.00)
 Retained Earnings                                  (265,538.00)
 NET INCOME (LOSS)                                   389,285.00
                                                  -------------

   TOTAL STOCKHOLDERS' EQUITY                      1,168,585.00
                                                  -------------
                                               $   2,882,135.00
                                                  =============


                                   UNAUDITED

                  TEMPORARY TIME CAPITAL CORP & SUBSIDIARIES
                  CONDENSED STATEMENT OF INCOME AND EXPENSES
             FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 and 1997


                                              DEC 31, 1998         DEC 31, 1997
                                             -------------        ------------

INCOME                                      $ 9,616,626.00      $ 6,524,604.00

DIRECT EXPENSES                               6,644,601.00        4,370,312.00
                                             -------------       -------------
                                              2,672,025.00        2,154,292.00

GENERAL & ADMINSTRATIVE                       2,329,216.00        1,630,041.00
                                             -------------       -------------

NET OPERATING INCOME                            642,809.00          524,251.00

OTHER EXPENSES                                  183,524.00          127,100.00
                                             -------------       -------------
NET INCOME FROM CONTINUING OPERATIONS           459,285.00          397,151.00

LOSS FROM DISCONTINUED OPERATIONS                70,000.00                 .00
                                             -------------       -------------
   NET INCOME                                $  389,285.00       $  397,151.00
                                             =============       =============




                                   UNAUDITED

                  TEMPORARY TIME CAPITAL CORP & SUBSIDIARIES
                  CONDENSED STATEMENT OF INCOME AND EXPENSES
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 and 1997


                                              DEC 31, 1998         DEC 31, 1997
                                             -------------        ------------

INCOME                                     $  3,290,304.00      $ 2,191,141.00

DIRECT EXPENSES                               2,337,200.00        1,388,259.00
                                             -------------       -------------
                                                951,104.00          802,882.00

GENERAL & ADMINSTRATIVE                         655,038.00          535,089.00
                                             -------------       -------------

NET OPERATING INCOME                            298,066.00         267,793.00

OTHER EXPENSES                                   64,836.00          49,911.00
                                             -------------       -------------
NET INCOME FROM CONTINUING OPERATIONS           233,230.00         217,882.00

LOSS FROM DISCONTINUED OPERATIONS                      .00                .00
                                             -------------       -------------
   NET (LOSS) INCOME                       $    233,230.00       $ 217,882.00
                                             =============       =============




                                   UNAUDITED