Form 10-K
period 1999-03-31
TEMPORARY TIME CAPITAL CORP
filed 1999-08-31
CIK 823544

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For Fiscal Year Ended March 31, 1999

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

Registrant's telephone number, including area code: (212) 661-4187

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

                                                        Yes |X| No |_|

Shares of Common Stock, $.001 par value outstanding as of March 31, 1999 to non-affiliates are 111,019 (affiliates consist of Directors and Officers of the Company). As of March 31, 1999 the aggregate market value of such shares (based upon the average of the opening bid and low asked prices of the shares) was approximately $319,052.

Documents incorporated by reference:

                                    NONE

                                   PART I

ITEM 1.   BUSINESS

     (a)  General Development of Business

     Temporary Time Capital Corp. (the "Company") was incorporated under the laws of the State of Colorado on June 16, 1987. The Company was formed as a vehicle to obtain capital and to investigate and evaluate businesses with the ultimate goal of acquiring businesses that would have the potential for profit.

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

     (b)  Financial Information About Industry segment

     The consolidated financial statements of the Company and its subsidiaries as of March 31, 1999 are attached hereto.

     (c)  Narrative Description of Business


                              Health Care Services

     The Company through the acquisition of On Duty Medical, Inc. and its subsidiaries entered the home and health care market in Ohio, Connecticut and Massachusetts. On Duty Medical, Inc. has been traditionally in the field of providing temporary health care personnel, including registered, licensed practical nurses, and certified nurses aids to health care facilities such as hospitals, nursing homes and extended care facilities. The Company has also invested and provides financing of its affiliated home health care agencies providing services to Medicare and Medicaid patients in Ohio and Connecticut.


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


                                   Competition

     The personnel industry is exceptionally competitive, with clients generally using more than one employment services companies to satisfy their personnel placement requirements. In New York City alone, the primary area served by the Company, there are a substantial number of employment placement services. These services find and provide employees for either temporary or permanent positions for their clients.

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

     In the temporary health care field, The Company through On Duty Medical, Inc. and On Duty Ohio, Inc. likewise face many competitive factors. The temporary health care personnel market is highly fragmented and significant competitors are often localized in particular geographical markets. The Company's largest competitors include Staff Builders, Inc., Kimberley, Inc., Medical Personnel Pool, Inc., and Hospital Staffing, Inc. The Company also competes with many other smaller temporary medical staffing agencies, especially as other agencies enter the market.

     In addition to competing for client accounts, On Duty Medical, Inc. and On Duty Ohio, Inc. experience intense competition from other companies in recruiting qualified health care personnel for its temporary health care business because the United States health care industry generally faces a shortage of qualified personnel. Like other temporary business, the Company's success depends, to a significant degree, on its ability to recruit qualified health care personnel. On Duty Medical, Inc. and On Duty Ohio, Inc., therefore engage in aggressive recruitment and provides flexible work schedules and competitive compensation arrangements.


                                  Major Clients

     The Company had no major client in the fiscal year ending March 31, 1999 which accounted for more than 20% of its temporary service revenue.

                                    Employees

     As of March 31, 1999, the Company had 35 sales, technical, administrative and clerical personnel, was paying approximately 850 temporary employees per week and had approximately 6,500 individuals in its personnel files.

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

ITEM 2. PROPERTIES

     The Company owns no real property. The Company leases space located on terms set forth in the following table:

                                                  Square    Monthly
Premises                  Terms of Lease           Feet     Rental
-------------------------------------------------------------------

317 Madison Avenue        04/01/1997 - 03/31/2002  1900     $2,495
Suites 2310-2315
New York, NY

51 East 42nd Street       01/01/1999 - 12/31/2001   950     $2,377
Suite 1508
New York, NY

51 East 42nd Street       02/01/1999 - 01/31/2002   120     $  693
Suite 708
New York, NY


ITEM 3.   LEGAL PROCEEDINGS.

          NONE


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          NONE


PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock, par value $.001, is currently listed on the NASD Bulletin Board and "pink sheets". The Company was declared effective by the Securities Exchange Commission on April 17, 1988. The Company was listed in the "pink sheets" since May 16, 1988. As of March 31, 1999, there were three market makers trading the stock.



     The market price information for the common equity pursuant to Item 201(a)(1)(iii) for each quarter from April 1, 1998 through March 31, 1999 was as follows:

 Fiscal Year                Bid Prices         Asked Prices

                          High      Low       High       Low
-------------------------------------------------------------
 First Quarter            1 3/4     1 1/4     2 3/4     2 1/4

 Second Quarter           2 1/4     1 3/4     3 1/2     2 3/4

 Third Quarter            2 1/2     2         3 1/2     3

 Fourth Quarter           2 1/4     1 3/4     3 1/4     2 3/4

The above bid and asked quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions.

No dividends have been declared with respect to the Common stock since the Company's inception, and the Company does not anticipate paying dividends in the foreseeable future.

On March 31, 1999 the approximate number of holders of record of the Company's $.001 par value Common Stock was 16 with most shares being held in "street name."


ITEM 6.   SELECTED FINANCIAL DATA

          NONE


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which the Company's Management believes is relevant to a proper assessment and understanding of the Company's results of operations and financial condition. This analysis and discussion should be read in conjunction with the financial Statements and the footnotes supporting these statements.

Management's discussion of results of Operation, Liquidity & Capital.

     The Company's increased sales growth during the current fiscal year ending was due to the growth of our New York based Savitt Technical division which provides staffing of personal computer instructors and technical support personnel to companies and our traditional temporary staffing. Permanent placement fees in the metro New York City area have also greatly increased during the current fiscal year.

Our medical staffing subsidiary, On Duty Ohio, Inc. continues to show strong sales and cash flow operating in the State of Ohio. New regions of Ohio are gradually being open and a growing patient base will continue to expand our Ohio sales into the next year.

The Company's affiliated Medicare and Medicaid agencies in Ohio, Connecticut and Massachusetts continue to grow through the financing of their receivables by our subsidiary, On Duty Medical, Inc. However, due to larger than normal write-offs of uncollectable patient cases in Connecticut, the profitability of our home health care agencies has suffered. This also has increased the bad debt expense of the Company in the current fiscal year and required additional external financing by the Finova Capital Corporation to the Company. The Company has recently changed the management structure of the Ohio and Connecticut home health agencies and closed its Massachusetts agency to correct the problem. It is expected that the home health agencies will become profitable in the next year given increase in new business, key personnel changes and better collection of their receivables.

The Company planning in the next fiscal year to significantly reduce its external borrowing from its secured financing arrangement with the Finova Capital Corporation through better cash management and upgraded financial reporting systems.

On a personal note, the health of the Company's founder, Chairman and Chief Executive Officer, Joseph T. Maloney continues to be uncertain. Contingencies plans have been put in place by management in order to provide for the uninterrupted operation of the Company should Mr. Maloney be absent during the upcoming fiscal year.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the principals and executive officer of the Company:

Name                     Age        Position
---------------------------------------------------------------

Joseph T. Maloney        52         Chairman of the Board,
                                    Chief Executive Officer,
                                    and Director

Mireille Savitt          44         President and Director

Mario Malono             33         Secretary and Treasurer


ITEM 11.   EXECUTIVE COMPENSATION

     The Company has not entered into any employment agreements.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth information as of March 31, 1999 with respect to the share ownership of the Officers and Directors and beneficial owners of more than five percent of the Common Stock of the Company as a Group. Except as noted below, each person has sole voting and investment powers with respect to the shares shown.


                            Number of
Name and Address          Shares Owned (1)   Percentage of Class
--------------------------------------------------------------------
Joseph T. Maloney
317 Madison Avenue
Suite 2315
New York, NY 10017            199,163               63.00%

All officers and directors
as a group
(1 in number)                 199,163               63.00%

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

                               TEMPORARY TIME CAPITAL CORP.


Dated:  August 23, 1999       By:  /s/ Joseph T. Maloney
                                  -----------------------------------
                                    Joseph T. Maloney
                                    Chairman of the Board, Chief
                                    Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities on the dates indicated.


Dated:  August 23, 1999        By:  /s/ Joseph T. Maloney
                                  -----------------------------------
                                    Joseph T. Maloney
                                    Chairman of the Board, Chief
                                    Executive Officer and Director

Dated:  August 23, 1999        By:  /s/ Mireille Savitt
                                  -----------------------------------
                                    Mireille Savitt
                                    President and Director

Bradford A. Miller, CPA P.C.
6 Valley Lane
Garrison, New York 10524

(914) 739-5775
Fax (914) 739-9762


                       Independent Auditor's Report



Board of Directors and Stockholders
Temporary Time Capital Corp.
New York, New York

I have audited the accompanying consolidated balance sheets of Temporary Time Capital Corp. and Subsidiaries as of March 31, 1999 and 1998 and the related consolidated statements of income, retained earnings(accumulated deficit), and cash flows for the years ended March 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of Temporary Time Capital Corp. and Subsidiaries as of March 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended March 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.


August 23, 1999
                                 Bradford A. Miller, CPA P.C.

                       Temporary Time Capital Corp and Subsidiaries
                               Consolidated Balance Sheets
                              As of March 31, 1999 and 1998

                                                       1999            1998
                                                   ----------      ----------
                                     ASSETS

CURRENT ASSETS
 Cash                                              $  (74,035)     $    6,536
 Accounts receivable (net of
  allowance for doubtful accounts)                  2,476,574       2,019,781
 Other receivables                                     35,106             -0-
 Prepaid assets                                         1,596           5,205
                                                   ----------      ----------
  Total CURRENT ASSETS                              2,439,241       2,031,522

PROPERTY and EQUIPMENT
 Machinery and equipment                              120,503         120,503
 Office furniture                                      55,000          55,000
 Less: accumulated depreciation                      (122,718)        (87,618)
                                                   ----------      ----------
  Total PROPERTY and EQUIPMENT                         52,785          87,885

OTHER ASSETS
 Due from affiliates                                  775,232         428,790
 Other assets                                          10,610          10,610
                                                   ----------      ----------
  Total OTHER ASSETS                                  785,842         439,400
                                                   ----------      ----------
  Total ASSETS                                     $3,277,868      $2,558,807
                                                   ==========      ==========

                      LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses             $  346,735      $  424,886
 Accrued income taxes                                  27,300             -0-
 Current portion of long term debt                     19,330          20,769
 Factor payable                                     1,784,157       1,260,630
                                                   ----------      ----------
 Total CURRENT LIABILITIES                          2,177,522       1,706,285

LONG TERM LIABILITIES
 Notes payable                                          3,432          22,762
 Loan from shareholders                                14,460          22,960
                                                   ----------      ----------
  Total LONG TERM LIABILITIES                          17,892          45,722
                                                   ----------      ----------

  Total LIABILITIES                                 2,195,414       1,752,007

STOCKHOLDERS' EQUITY
 Common Stock, par $.001                                2,343           2,343
  Authorized 8,333,333, issued &
  outstanding 315,182 and 325,348
  in 1999 and 1998, respectively.
 Additional paid-in capital                         1,121,309       1,121,309
 Treasury stock                                       (74,314)        (51,314)
 Accumulated Deficit                                   33,116        (265,538)
                                                   ----------      ----------
                                                    1,082,454         806,800
                                                   ----------      ----------

  Total LIABILITIES & STOCKHOLDERS' EQUITY         $3,277,868      $2,558,807
                                                   ==========      ==========

             See accompanying notes to Independent Auditor's Report

                    Temporary Time Capital Corp and Subsidiaries
                       Consolidated Statements of Income and
                       Retained Earnings(Accumulated Deficit)
                  For the Years Ended March 31, 1999, 1998 and 1997

                                           1999           1998          1997
                                       -----------    -----------   -----------
REVENUE                                $10,054,624    $ 8,701,346   $ 6,137,202

Direct Costs
 Temporary wages & payroll taxes         6,554,358      5,334,654     3,527,024
 Commissions                               975,175        763,901       505,212
                                       -----------    -----------   -----------
                                         7,529,533      6,098,555     4,032,236
                                       -----------    -----------   -----------
  Gross profit                           2,525,091      2,602,791     2,104,966

General & Administrative
 Wages and salaries                        662,694        399,799       623,752
 Advertising                               155,158        135,896        80,855
 Vehicle expense                            79,923         90,945       108,064
 Allowance for bad debt                    117,197        225,308       100,000
 Depreciation expense                       35,100         34,137        34,784
 Insurance                                 169,840        134,646       115,731
 Legal and accounting                      107,381         70,102        30,867
 Other operating expenses                   90,430         31,242        27,719
 Office expense                            164,183        346,633       289,031
 Rents                                     101,813        112,703       157,103
 Repairs and maintenance                    17,442         38,215        35,688
 Utilities                                 154,295        104,542       116,015
                                       -----------    -----------   -----------
                                         1,855,456      1,724,168     1,719,609
                                       -----------    -----------   -----------

  Income from operations                   669,635        878,623       385,357

 Loss from discontinued operations          88,070            -0-           -0-
 Interest expense                          252,947        195,475       128,570
                                       -----------    -----------   -----------

 Income before provision for
  income taxes                             328,618        683,148       256,787

 Provision for income taxes                 29,969            -0-           -0-
                                       -----------    -----------   -----------

   Net Income                              298,649        683,148       256,787

 Accumulated deficit-beginning            (265,533)      (948,681)   (1,205,468)
                                       -----------    -----------   -----------
 Retained earnings
  (Accum deficit)-ending               $    33,116    $  (262,533)  $  (948,681)
                                       ===========    ===========   ===========

 Net income per share                  $       .93    $      2.00   $       .72
                                       ===========    ===========   ===========


          See accompanying notes to Independent Auditor's Report

                     Temporary Time Capital Corp and Subsidiaries
                        Consolidated Statements of Cash Flows
                  For the Years Ended March 31, 1999, 1998 and 1997

                                           1999          1998          1997
                                        ---------     ---------     ---------
Cash Flows from Operating Activities:
 Net income                             $ 298,649     $ 683,143     $ 256,785
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation expense                     35,100        34,171        35,101
  Change in accounts receivable          (491,899)     (837,418)   (1,182,363)
  Change in prepaid assets                  3,609         8,153         4,104
  Change in accounts payable              (75,375)       75,385       (14,795)
  Change in factor payable                523,527       394,795       865,835
  Change in other current liabilities      24,530       153,392       161,809
  Change in due to affiliates                 -0-      (157,533)       96,752
  Change in other assets                      -0-           -0-        (6,345)
                                        ---------     ---------     ---------
  Total Adjustments                        19,492      (329,089)      (39,902)
                                        ---------     ---------     ---------

   Net Cash Provided by (Used by)
    Operating Activities                  318,141       354,054       216,883

Cash Flows from Investment Activities:
  Investment in affiliates               (346,442)     (370,137)     (108,653)
                                        ---------     ---------     ---------

   Net Cash Provided by (Used by)
    Investing Activities                 (346,442)     (370,137)     (108,653)

Cash Flows from Financing Activities:
  Repayment of long term debt             (20,770)      (32,842)      (32,164)
  Repayment of loans from shareholder      (8,500)       48,960       (38,867)
  Repayment of capital leases                 -0-        (1,906)      (16,785)
  Increase in due to affiliate                -0-           -0-           -0-
  Purchase of treasury stock              (23,000)      (22,861)       (9,928)
                                        ---------     ---------     ---------

   Net Cash Provided by (Used by)
    Financing Activities                  (52,270)       (8,651)      (97,744)
                                        ---------     ---------     ---------

Net Increase(Decrease) in Cash            (80,571)      (24,734)       10,486

Cash at beginning of year                   6,536        31,270        20,784
                                        ---------     ---------     ---------

Cash at end of year                     $ (74,035)    $   6,536     $  31,270
                                        =========     =========     =========

               See accompanying notes to Independent Auditor's Report

                  Temporary Time Capital Corp. and Subsidiaries
                         Notes to Financial Statements
                  For Years Ended March 31, 1999, 1998 and 1997

1.   Significant Accounting Policies

     Temporary Time Capital Corp. (the "Company") was incorporated under the laws of the State of Colorado on June 16, 1987. On January 1, 1996 the Company acquired the assets and business interest in On Duty Medical, Inc., from Maloney Temps, Inc., an affiliated corporation solely owned by the Company's chairman, Joseph T. Maloney. On Duty Medical, Inc. is engaged in providing hospital and nursing home staffing and financing of its affiliated home health care agencies. The Company in February 1996 re-entered its business of supplying temporary office service personnel thru its Savitt & Company and Joseph T. Maloney Associates divisions.

Per share Information

The net income per share is based upon the weighted-average common and common-equivalent shares outstanding during the period number of presented.

Consolidation

The financial statements include the accounts of the Company and its subsidiaries, On Duty Medical, Inc. and On Duty Ohio, Inc. after elimination of all significant inter-company balances and transactions.

Property and Depreciation

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets.

2.   Income Taxes

No provision for federal income taxes has been reflected in the financial statements as the Company has net operating loss carry since inception in excess of current net income. An accrual of $29,969 for New York State and City income taxes has been made for the year ended March 31, 1999.

3.   Related Party Transactions

During the fiscal years ended March 31, 1997 Maloney Temps, Inc., an affiliated corporation solely owned by the Company's chairman, Joseph T. Maloney, provided working capital for the Company of $96,752. On January 1, 1996 the Company purchased office furniture and equipment from Joseph
T. Maloney for $55,000. The Company owed $157,533 to Maloney Temps, Inc. as of March 31, 1997. This debt was extinguished during the preceding fiscal year. The Company also owes Mr. Maloney's daughter, a shareholder of the Company, $14,460 as of March 31, 1999.

4.   Treasury Stock

The Company purchased 10,166 and 31,400 shares of its common stock at market in the fiscal years ended March 31, 1999 and 1998. The Company plans to continue its plan of retiring of outstanding common stock in the next fiscal year. The average price paid per share during the fiscal year ended March 31, 1999 and 1998 was $ 2.25 and $0.75 per share, respectively.

                  Temporary Time Capital Corp. and Subsidiaries
                         Notes to Financial Statements
                  For Years Ended March 31, 1999, 1998 and 1997

5. Long-term obligations

The Company and subsidiaries have operating leases for office space ranging from one to three years. Total rental expense under operating leases for year ended March 31, 1999 was $101,813.

The Company is currently financing the purchase of six vehicles at an interest rate of 11%. Minimum future obligations on leases and notes payable in effect at March 31, 1999.


       Fiscal            Vehicle         Office
     Year Ended           Notes          Space

     03/31/2000        $  19,330      $  66,780
     03/31/2001            3,432         66,780
     03/31/2002              -0-         36,501

                       $  22,762      $ 170,061


6.   Stock Option Plan

The Company's Conditional Stock Option Plan reserves 35,100 shares of common stock at March 31, 1998 for issuance to officers and employees at various prices based on their length of employment. The options are exercisable over a five to seven year period. No options were exercised during the fiscal years ended March 31, 1999 and 1998.

7.   Loss from Discontinued Operations

The Company thru On Duty Medical, Inc. closed its affiliated
Massachusetts' Medicare and Medicaid agency during the current fiscal year incurring a write off of its investment of $88,070.

8. Factor payable

     The Company has entered into a two million dollar secured financing arrangement with Finova Capital Corporation to provide cash for its receivables on a recourse basis at competitive interest rates. As of March 31, 1999 the Company had borrowed $1,784,157 against its $2,000,000 available line of credit.