Form 10-Q
period 1999-06-30
TEMPORARY TIME CAPITAL CORP
filed 1999-10-22
CIK 823544

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 1O-Q

               (X) I QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For Quarter Ending June 30, 1999

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

Item 1. Financial Statements

        Unaudited condensed balance sheet as of June 30, 1999.

        Unaudited condensed statement of income and expenses for three months ended June 30, 1999.

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



Date: October 22, 1999             By: /s/ Joseph T. Maloney
                                       ---------------------
                                       Joseph T. Maloney
                                       Chairman of the Board, President,
                                       Chief Executive Officer and Director

                  TEMPORARY TIME CAPITAL CORP & SUBSIDIARIES
                            CONDENSED BALANCE SHEET
                              AS OF JUNE 30, 1999
                                  (UNAUDITED)

ASSETS

CURRENT ASSETS:
 CASH                                          $      48,448
 RECEIVABLES                                       2,367,020
                                                   ---------
                                                   2,415,468

FIXED ASSETS:
 FIXED ASSETS - NET ACCUM DEPREC                      44,105

OTHER ASSETS:
 OTHER ASSETS                                        664,622
                                                  ----------
                                               $   3,124,195
                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  CURRENT LIABILITIES                          $   1,918,887


NON-CURRENT LIABILITIES:
 NON-CURRENT LIABILITIES                              42,460
                                                  ----------
                                                   1,961,347

STOCKHOLDERS' EQUITY:

 Capital Stock                                 $       2,343
 Additional paid in capital                        1,121,309
 Treasury stock                                      (78,714)
 Retained Earnings                                   117,910
                                                   ---------

   TOTAL STOCKHOLDERS' EQUITY                      1,162,848
                                                  ----------
                                               $   3,124,195
                                                  ==========

                  TEMPORARY TIME CAPITAL CORP & SUBSIDIARIES
                  CONDENSED STATEMENT OF INCOME AND EXPENSES
                   FOR THE THREE MONTHS ENDED JUNE 30, 1999
                               (UNAUDITED)


INCOME                                      $ 2,721,483

DIRECT EXPENSES                               1,831,530
                                              ---------
                                                889,953

GENERAL & ADMINSTRATIVE                         727,151
                                              ---------

NET OPERATING INCOME                            162,802

OTHER EXPENSES                                   63,008
                                              ---------
NET INCOME BEFORE PROVISION FOR INCOME TAXES     99,794

PROVISION FOR INCOME TAXES                       15,000
                                             ----------
   NET INCOME                                $   84,794
                                             ==========