Form 10-Q
period 1999-09-30
TEMPORARY TIME CAPITAL CORP
filed 1999-12-10
CIK 823544

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 1O-Q

               (X) I QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For Quarter Ending September 30, 1999

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

Item 1. Financial Statements

        Unaudited condensed balance sheet as of September 30, 1999.

        Unaudited condensed statement of income and expenses for three months and six months ended September 30, 1999.

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



Date: November 23, 1999             By: /s/ Joseph T. Maloney
                                       ---------------------
                                       Joseph T. Maloney
                                       Chairman of the Board, President,
                                       Chief Executive Officer and Director

                  TEMPORARY TIME CAPITAL CORP & SUBSIDIARIES
                            CONDENSED BALANCE SHEET
                              AS OF SEPTEMBER 30, 1999
                                  (UNAUDITED)

ASSETS

CURRENT ASSETS:
 CASH                                          $  (  168,980)
 RECEIVABLES                                       2,214,403
                                                   ---------
                                                   2,045,423

FIXED ASSETS:
 FIXED ASSETS - NET ACCUM DEPREC                      27,932

OTHER ASSETS:
 OTHER ASSETS                                        502,419
                                                  ----------
                                               $   2,575,774
                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  CURRENT LIABILITIES                          $   1,378,507


NON-CURRENT LIABILITIES:
 NON-CURRENT LIABILITIES                              38,360
                                                  ----------
                                                   1,416,867

STOCKHOLDERS' EQUITY:

 Capital Stock                                 $       2,343
 Additional paid in capital                        1,121,309
 Treasury stock                                   (   90,714)
 Retained Earnings                                   125,969
                                                   ---------

   TOTAL STOCKHOLDERS' EQUITY                      2,575,774
                                                  ----------
                                               $   3,124,195
                                                  ==========

                  TEMPORARY TIME CAPITAL CORP & SUBSIDIARIES
                  CONDENSED STATEMENT OF INCOME AND EXPENSES
             FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999
                               (UNAUDITED)


INCOME                                      $ 2,563,820  $ 5,285,303

DIRECT EXPENSES                               1,721,523    3,553,053
                                              ---------    ---------
                                                842,297    1,732,250

GENERAL & ADMINSTRATIVE                         756,865    1,484,016
                                              ---------    ---------

NET OPERATING INCOME                             85,432      248,234

OTHER EXPENSES                                   75,373      138,381
                                              ---------   ----------
NET INCOME BEFORE PROVISION FOR INCOME TAXES     10,059       92,853

PROVISION FOR INCOME TAXES                        2,000       17,000
                                             ----------  -----------
   NET INCOME                                $    8,059 $     92,853
                                             ==========  ===========