Form 10-Q
period 2008-03-31
Hybred International, Inc.
filed 2008-07-08
CIK 823544

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

/  / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _____ to _____

HYBRED INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charger)

Colorado	033-17774-NY	93-0955290
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

370 W. Pleasantview Ave. Suite 163 Hackensack, NJ 07601 (Address of principal executive offices)	(201) 788-3785 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 daysYes /  /   No /X/

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act) Yes /  /   No /X/

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $0.001 (Class)	100,115,519 (Outstanding at July 7, 2008)

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HYBRED INTERNATIONAL, INC.

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations 9

Item 3. Quantitative and Qualitative Disclosures About Market Risks 10

Item 4. Controls and Procedures 10

Item 4T. Controls and Procedures 10

PART II – OTHER INFORMATION

Item 1. Legal Proceedings 11

Item 1A. Risk Factors 11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 11

Item 3 Default upon Senior Securities 12

Item 4 Submission of Matters to a Vote of Security Holders 12

Item 5 Other Information 12

Item 6 Exhibits 12

Signatures 13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HYBRED INTERNATIONAL, INC.

 ( A Developmental Stage Company)

BALANCE SHEET

As of March 31, 2008 and December 31, 2007

ASSETS

	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash in bank	$ 18,309	$ -

Total current assets	18,309	-

FIXED ASSETS:
Tools and Dies (Note 4)	13,036	-
Less: accumulated depreciation	(2,681)	-

Net fixed assets	10,355	-

Total assets	$ 28,664	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$ 47,580	$ 3,000
NJ Corporation business tax payable	520	-
Loan payable (Note 5)	16,000	-
Due to-officer (Note 6)	7,723	-
Note payable (Note 7)	-	15,000
Accrued interest payable	2,547	4,125

Total liabilities	74,370	22,125

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; authorized 120,000,000 shares, issued and outstanding 100,115,519 shares at March 31, 2008 and 50,000,000 shares authorized, par value $.001, issued and outstanding 20,390,519 at December 31, 2007	100,116	20,391
Preferred stock, no par value, authorized 1,000,000 shares, none issued and outstanding as of March 31, 2008 and December 31, 2007	-	-
Additional paid in capital	18,150	-
Retained earnings (deficit)	(163,972)	(42,516)

Total stockholder’s equity	(45,706)	(22,125)

Total liabilities and stockholder’s equity	$ 28,664	$ -

The accompanying notes and independent auditors’ report should be read in conjunction with these financial statements

HYBRED INTERNATIONAL, INC.

 (A Developmental Stage Company)

STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2008

and the Year Ended December 31, 2007

	2008	2007
	(Unaudited)
REVENUES:
Revenues	$ -	$ -

EXPENSES:
Farrier expense	1,100	-
Bank service charge	31	-
Dues and subscriptions	60	-
Auto expense	954	-
Administrative expenses	-	20,000
Marketing consultant	3,000	-
Postage and shipping	135	-
Printing and reproduction	268	-
Office maintenance and supplies	240	-
Telephone	506	-
Meals and entertainment	1,327	-
Travel	848	-
Promotional expense	131	-
Trade shows	1,000	-
Website expenses	4,000	-
Rent	1,500	-
Accounting fees	2,500	3,000
Legal fees	30,000	-
Consultants	700	-
Write-off of deferred offering costs	25,300	-
Depreciation expense – tools and dies	413	-

Total expenses	74,013	23,000

Operating income	(74,013)	(23,000)

OTHER EXPENSES:
Interest expense	363	1,500

Total other expenses	363	1,500

Net (loss)	$ (74,376)	$ (24,500)

The accompanying notes and independent auditors’ report should be read in conjunction with these financial statements

HYBRED INTERNATIONAL, INC.

 (A Developmental Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2007 and the Three Months Ended March 31, 2008 (Unaudited)

			Additional			Retained
	Common Stock		Paid in	Preferred Stock		Earnings
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Total
Balances at December 31, 2006	390,519	$ 391	$ -	$ -	$ -	$ (18,016)	$ (17,625)

Compensatory stock issuance	20,000,000	20,000	-	-	-	-	20,000

Net loss of the year ended December 31, 2007	-	-	-	-	-	(24,500)	(24,500)

Balances at December 31, 2007	20,390,519	20,391	-	-	-	(42,516)	(22,125)

Issuance 300,000 shares of common stock, par value $.001 per share, at $.30 per share	300,000	300	89,700	-	-	-	90,000

Conversion of existing note payable of $15,000 plus accrued interest of $4,125 into common stock at par, $.001 per share	19,125,000	19,125	-	-	-	-	19,125

Cancellation of 19,700,000 shares of common stock issued	(19,700,000)	(19,700)	-	-	-	-	(19,700)

Merger with Hybred International pursuant to the plan of merger, shares issued on a 1:1 basis to Hybred shareholders	80,000,000	80,000	(71,550)	-	-	(47,080)	(38,630)

Net loss for the three-months ended March 31, 2008	-	-	-	-	-	(74,376)	(74,376)

Balances at March 31, 2008	100,115,519	$100,116	$ 18,150	$ -	$ -	$ (163,972)	$ (45,706)

The accompanying notes and independent auditors’ report should be read in conjunction with these financial statements

HYBRED INTERNATIONAL, INC.

 (A Developmental Stage Company)

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2008

and the Year Ended December 31, 2007

	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (74,376)	$ (24,500)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation expense	2,681	-

Changes in assets and liabilities:
Increase in accounts payable	44,580	3,000
Increase in NJ Corporation business tax payable	520	-
Increase (decrease) in accrued interest payable	(1,578)	1,500

Total adjustments	46,203	4,500

NET CASH (USED) BY OPERATING ACTIVITIES	(28,173)	(20,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of tools and dies	(13,036)	-

NET CASH (USED) BY INVESTING ACTIVITIES	(13,036)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for services rendered	-	20,000
Issuance of common stock at $.30 per share	90,000	-
Conversion of note payable	19,125	-
Loans from shareholders	7,723	-
Cancellation of 19,700,000 shares at par value	(19,700)	-
Common stock issued pursuant to merger agreement	80,000	-
Recapitalization of common stock	(71,550)	-
Consolidation of pre-merger Company’s accumulated losses	(47,080)	-
(Decrease) in note payable	(15,000)	-
Increase in loan payable	16,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	59,518	20,000

Increase in cash	18,309	-

Cash, beginning of period	-	-

Cash, end of period	$ 18,309	$ -

The accompanying notes and independent auditors’ report should be read in conjunction with these financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008

Note 1-

NATURE OF BUSINESS:

Organization:

Temporary Time Capital Corp., Inc., a corporation organized under the laws of the State of Colorado, was formed as a shell company with no or nominal business operations. On January 31, 2008, the Company entered into a merger agreement with Hybred International, Inc., a corporation organized under the laws of the State of New Jersey. No prior relationship between the companies, or any natural person, is known to have existed.

The merger agreement was filed and effective with the States of Colorado on February 7, 2008, and was effective within the State of New Jersey on February 27, 2008.

The merger agreement (the “Agreement”) stipulated that the companies would merge and the surviving entity would be Temporary Time Capital Corp., Inc.. Hybred International would then dissolve into Temporary Time Capital Corp., Inc.. Temporary Time Capital Corp., Inc. would then change its name to Hybred International, Inc. (the name of the New Jersey entity that merged into the Colorado entity, with the result that one entity with the name of Hybred International, Inc. with the business operations of the original New Jersey entity would be registered to do business in the States of New Jersey and Colorado).

The shareholders of the former Hybred International, Inc. will have their shares exchanged 1:1 into the new entity. The shareholders of the former Temporary Time Capital Corp., Inc. will retain their holdings 1:1. The authorized number of shares in the new Hybred International, Inc. would be increased to 120,000,000 (from 50,000,000) to allow for the distribution to the shareholders of the former Hybred International, Inc.

As part of the Agreement, the Directors and officers of Temporary Time Capital Corp., Inc. have resigned and the officers and Directors of the former Hybred International, Inc. are now the officers and Directors of the new Hybred International, Inc.

The former (prior to merger) Hybred International, Inc. has developed and intends to produce and market a revolutionary therapeutic horseshoe, which contains an injection molded urethane composition into the shoe designed to reduce the concussive effect of horses’ hooves on surfaces such as concrete, asphalt and rock hard race tracks, thus reducing the chances of a horse developing a hoof injury, which comprise approximately 90% of all equine injuries.

The new (post merger) Hybred International, Inc. has acquired the business operations of the former Hybred International, Inc. which consists mainly of research and development and resultant intellectual property to manufacture (or caused to be manufactured) the therapeutic horseshoe and industry knowledge associated with the transition of the incoming officers and Directors.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008

Note 2-

SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting

The financial statements of the Corporation were prepared on the accrual basis of accounting, which recognizes income when earned and expenses when incurred.

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Corporation considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Effect of New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No.48 (“FIN 48”), (“Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No.109”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement disclosures of tax position taken or expected to be taken in an income tax filing. The evaluation of a tax position is a two step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being recognized. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Corporation adopted the provisions of FIN 48 effective for the year ended December 31, 2007 however it does believe that with its adoption that the income tax positions taken by it will not have a material effect on the financial statements for the year then ended.

Note 3-

GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008

Note 3-

GOING CONCERN:

Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations. The ability of the Company to continue as a going concern is dependent on improving the Company’s profitability and cash flow and securing additional financing. While the Company believes in the viability of its strategy to generate revenues and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurances to that effect. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4-

FIXED ASSETS:

Fixed assets consist of tools and dies which are recorded at cost. These assets are being depreciated using the straight line method of depreciation over an estimated useful life of seven years. As of March 31, 2008 the Company had acquired tools and dies at a cost of $13,036. The accumulated depreciation recorded on these assets as of March 31, 2008 was $2,681.

Note 5-

LOAN PAYABLE:

During 2006, the Company borrowed the sum of $16,000 from an independent third party. The loan is payable on demand and bears interest at the rate of 6.75% per annum. As of March 31, 2008, no principal payments had been made on this loan. The amount of interest accrued on this as of March 31, 2008 was $2,547.

Note 6-

RELATED PARTY TRANSACTIONS:

During 2006, the Company’s President loaned the Company $4,723 on a non-interest bearing basis to provide funding for certain operating expenses. As of March 31, 2008, this amount remained unpaid. Additionally, during 2007, a Director of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. As of March 31, 2008, the Company had repaid $5,000 to this individual, leaving a balance due him of $3,000.

Note 7-

NOTE PAYABLE:

On March 25, 2005, the Company issued a note payable to its Registered Agent in the amount of $15,000 for services rendered upon reincorporation of the Company. The note is payable on demand and bears interest at the rate of 10% per annum. The amount accrued on this note as of December 31, 2007 was $4,125. On January 16, 2008, the Agent assigned the note to seven different parties. On February 12, 2008, those seven parties converted their portions of the original note into a 19,125,000 shares of the Company’s common stock.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008

Note 8-

STOCKHOLDERS’ EQUITY:

Prior to the merger, the Company was authorized to issue 50,000,000 of its common stock. As of December 31, 2007, the Company had recorded as issued and outstanding 20,390,519 shares of common stock. On February 7, 2008, the Board of Directors voted to increase the numbers of common stock authorized to120,000,000 shares. As of March 31, 2008 the Company reported 110,115,519 shares of common stock as issued and outstanding.

The Company is also authorized to issue 1,000,000 of its no par preferred stock. As of March 31, 2008, none of these shares were issued and outstanding.

Note 9-

STOCK-BASED COMPENSATION:

On November 6, 2007, the Company issued 20,000,000 shares of its common stock to Hoss Capital, LLC in consideration for consulting services rendered to the Company amounting to $20,000. With the issuance of theses shares, Hoss Capital, LLC effectively owned 98.08% of the issued and outstanding common stock of the Company. In January 2008 Hoss Capital sold its 20,000,000 shares in a private transaction to an individual. Concurrent with the merger, this individual surrendered 19,700,000 of these shares back to the Company in order to facilitate the merger discussed in Note 10.

Note 10-

MERGER WITH HYBRED INTERNATIONAL, INC.:

On January 31, 2008, Board of Directors of the Company agreed to merge with Hybred International, Inc. (Hybred), a New Jersey corporation. The effective date of the merger was February 1, 2008. Under the terms of the “Plan of Merger,” Hybred was merged into the Company and Temporary Time Capital Corp. became the surviving entity. The surviving Company then changed its name to Hybred International, Inc. The Board of Directors of the Company voted to increase the number of common shares authorized from 50,000,000 to 120,000,000. Under the terms of the merger agreement the shareholders of Hybred International, Inc. were issued 80,000,000 shares of the Company’s common stock in exchange for their shares of the former Company.

Note 11-

STOCK ISSUANCE:

On January 28, 2008 the Company entered into a subscription agreement with AER investment (AER) whereby AER would purchase 300,000 of the Company’s common stock, par value $.001, for $.30 per share or $90,000. The proceeds of this issuance were used to provide working capital.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements of: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital requirements, research and development expenditures, repayment of debt, business strategies, and expansion and growth of business operations. These statements are based on certain assumptions and analyses made by our management in light of past experience and perception of: historical trends, current conditions, expected future developments, and other factors that our management believes are appropriate under the circumstances. We caution the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with the financial environment, the regulatory environment, and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified below.

The Company is engaged in the research and development of therapeutic horseshoes whereby the Company utilizes an urethane compound which is bonded to a horseshoe using a proprietary method.  The Hybred Horseshoe’s design features contain side clips which act to further secure the shoe to the hoof, nail holes with a recess in the shoe, thus making it easier to remove the shoe at any time and a toe plate for longer wear. The shoe’s compatible design features allow the farrier to use traditional shoeing methods.  The Hybred Horseshoe is expected to retail between $22 and $25 per pair.

The Company has filed for a patent for the Hybred Horseshoe in January 2007. During the past two years approximately 1,000 hours were spent researching and developing the Hybred Horseshoe. No known governmental approval is expected for the Hybred Horseshoe and no known governmental regulation is expected to impact the Hybred Horseshoe at this time.

Currently the Company has two employees working full time for the Company and four employees working part time for the Company.

Revenues

We have not generated revenue as of the date hereof.

Operating Expenses

Our operating expenses for the three months ended March 31, 2008 and the year ended December 31, 2007 were $74,013 and $23,000, respectively.  The $51,013 increase in operating expense when comparing the three months ended March 31, 2008 was primarily due to an increase in legal fees and a write off of deferred offering costs.  .

Net Loss

Net loss for the three months ended March 31, 2008 and the year ended December 31, 2007 was $74,376 and $24,500, respectively.   The increase in our net loss for the respective periods is primarily attributable to the factors set forth under Operating Expenses above.

Liquidity and Capital Resources

As of March 31, 2008 we had total assets of $28,664 as compared to total assets of $-0- as of December 31, 2007. The primary reason for this significant increase in our assets is directly attributable to our acquisition of Hybred International Inc., a New Jersey corporation.

We have current liabilities totaling $74,370 as compared to $22,125 as of December 31, 2007.  Our accounts payable and loans payable total $47,580 and $16,000 respectively.

We use available finances to fund ongoing operations. Funds will be used for general and administrative expenses, We do not have sufficient funds available to meet our current liabilities. Unless we secure additional financing, it is unlikely that we will be able to continue our current operations.

Going concern

As reflected in the accompanying financial statements, the Company has current liabilities that exceed its liabilities and a working capital deficit. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. T

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4. Controls and Procedures

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the "Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2008 due to our inability to file our quarterly reports on a timely basis.  In order to remedy this situation, we intend to hire a full time Chief Financial Officer when we have adequate funding available.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 1A.

Risk Factors

Our company is a Smaller Reporting Company.  A Smaller Reporting Company is not required to provide the risk factor disclosure required by this item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2005, the Company issued a note payable to its Registered Agent in the amount of $15,000 for services rendered upon reincorporation of the Company. The note is payable on demand and bears interest at the rate of 10% per annum. The amount accrued on this note as of December 31, 2007 was $4,125. On January 16, 2008, the Agent assigned the note to seven different parties. On February 12, 2008, those seven parties converted their portions of the original note into a 19,125,000 shares of the Company’s common stock.

On November 6, 2007, the Company issued 20,000,000 shares of its common stock to Hoss Capital, LLC in consideration for consulting services rendered to the Company amounting to $20,000. With the issuance of theses shares, Hoss Capital, LLC effectively owned 98.08% of the issued and outstanding common stock of the Company. In January 2008 Hoss Capital sold its 20,000,000 shares in a private transaction to an individual. Concurrent with the merger, this individual surrendered 19,700,000 of these shares back to the Company in order to facilitate the merger discussed in Note 10.

On January 31, 2008, Board of Directors of the Company agreed to merge with Hybred International, Inc. (Hybred), a New Jersey corporation. The effective date of the merger was February 1, 2008. Under the terms of the “Plan of Merger,” Hybred was merged into the Company and Temporary Time Capital Corp. became the surviving entity. The surviving Company then changed its name to Hybred International, Inc. The Board of Directors of the Company voted to increase the number of common shares authorized from 50,000,000 to 120,000,000. Under the terms of the merger agreement the shareholders of Hybred International, Inc. were issued 80,000,000 shares of the Company’s common stock in exchange for their shares of the former Company.

On January 28, 2008 the Company entered into a subscription agreement with AER investment (AER) whereby AER would purchase 300,000 of the Company’s common stock, par value $.001, for $.30 per share or $90,000. The proceeds of this issuance were used to provide working capital.

The offering and sales above were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors or a limited number of unaccredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3

Default upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Security Holders

None

Item 5

Other Information

None

Item 6

Exhibits

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

HYBRED INTERNATIONAL, INC. (Registrant)

Date: July 8, 2008	By:	/s/ Gary Kouletas
Gary Kouletas
President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-K.  Except for these exhibits indicated by an asterisk which are filed herewith, the remaining exhibits below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit No.	Description

31.1 (*)

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Gary Kouletas, President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

31.2 (*)

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Gary Kouletas, President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

.

* Filed herewith.