Form 10-Q
period 2008-06-30
Hybred International, Inc.
filed 2009-11-06
CIK 823544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_______________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No. 033-17774-NY

HYBRED INTERNATIONAL, INC.

 (Exact name of registrant as specified in its charter)

Colorado	93-0955290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

370 W. Pleasantview Ave., Suite 163, Hackensack, NJ 07601

 (Address of principal executive office)

Registrant's telephone number, including area code: (201) 788-3785

____________________________________________

Former name, former address and former fiscal year,

if changed since last report.

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐ NO  ☑

119,815,519 shares of Common Shares, par value $0.001 per share, were outstanding as of June 30, 2008.

HYBRED INTERNATIONAL, INC.

 (A Developmental Stage Company)

CONTENTS

		Page
PART I-	FINANCIAL INFORMATION

ITEM 1-	FINANCIAL STATEMENTS

	Balance sheet as of June 30, 2008 (unaudited) and December 31, 2007	1

	Statement of operations for the three and six months ended June 30, 2008 (unaudited)
	and the year ended December 31, 2007	2

	Statement of changes in stockholders’ equity for the three and six months ended
	June 30, 2008 (unaudited) and the year ended December 31, 2007	3

	Statement of cash flows for the six months ended June 30, 2008 (unaudited)
	and the year ended December 31, 2007	4

	Notes to financial statements	5

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4-	CONTROLS AND PROCEDURES	10

PART II-	OTHER PROCEEDINGS

ITEM 1-	LEGAL PROCEEDINGS	11

ITEM 1A-	RISK FACTORS	11

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	12

ITEM 4-	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

ITEM 5-	OTHER INFORMATION	12

ITEM 6-	EXHIBITS	12

SIGNATURES		13

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes Oxley Act
Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes Oxley Act

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

BALANCE SHEET

As of June 30, 2008 and December 31, 2007

	June 30, 2008 (Unaudited)	December 31, 2007

ASSETS

CURRENT ASSETS:
Cash in bank	$936	$-

Total current assets	936	-

FIXED ASSETS:
Tools and Dies (Note 4)	13,036	-
Less: accumulated depreciation	(3,135)	-

Net fixed assets	9,901	-

Total assets	$10,837	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$23,080	$3,000
Loan payable (Note 5)	16,000	-
Due to-shareholders (Note 6)	8,244	-
Note payable (Note 7)	-	15,000
Accrued interest payable	2,867	4,125

Total liabilities	50,191	22,125

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; authorized 120,000,000 shares, issued and outstanding 119,815,519 shares at June 30, 2008 and 50,000,000 shares authorized, par value $.001, issued and outstanding 20,390,519 at December 31, 2007	119,816	20,391
Preferred stock, no par value, authorized 1,000,000 shares, none issued and outstanding as of June 30, 2008 and December 31, 2007	-	-
Additional paid in capital	18,450	-
Retained earnings (deficit)	(177,620)	(42,516)

Total stockholder’s equity	(39,354)	(22,125)

Total liabilities and stockholder’s equity	$10,837	$-

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

STATEMENT OF OPERATIONS

For the Six and Three Months Ended June 30, 2008

and the Year Ended December 31, 2007

	Six Months June 30, 2008 (Unaudited)	Three Months June 30, 2008 (Unaudited)	December 31, 2007

REVENUES:
Revenues	$-	$-	$-

EXPENSES:
Farrier expense	2,252	1,152	-
Bank service charge	71	40	-
Dues and subscriptions	60	-	-
Auto expense	1,585	631	-
Administrative expenses	-	-	20,000
Marketing consultant	9,400	6,400	-
Marketing expense	1,500	1,500	-
Postage and shipping	165	30	-
Printing and reproduction	268	-	-
Office maintenance and supplies	979	739	-
Telephone	1,042	536	-
Meals and entertainment	3,158	1,831	-
Travel	2,819	1,971	-
Promotional expense	131	-	-
Trade shows	1,000	-	-
Website expenses	5,016	1,016	-
Rent	1,500	-	-
Accounting fees	3,500	1,000	3,000
Legal fees	30,000	-	-
Transfer agent fees	553	553	-
Consultants	1,350	650	-
Write-off of deferred offering costs	19,800	(5,500)	-
Depreciation expense – tools and dies	867	454	-
Contributions	325	325	-

Total expenses	87,341	13,328	23,000

Operating income	(87,341)	(13,328)	(23,000)

OTHER EXPENSES:
Interest expense	683	321	1,500

Total other expenses	683	321	1,500

Net (loss)	$(88,024)	$(13,649)	$(24,500)

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2007 and the Six Months Ended June 30, 2008 (Unaudited)

	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings (Deficit)	Total
	Shares	Amount		Shares	Amount
Balances at January 1, 2007	390,519	$391	$-	$-	$-	$(18,016)	$(17,625)

Compensatory stock issuance	20,000,000	20,000	-	-	-	-	20,000

Net loss of the year ended December 31, 2007	-	-	-	-	-	(24,500)	(24,500)

Balances at December 31, 2007	20,390,519	20,391	-	-	-	(42,516)	(22,125)

Issuance 300,000 shares of common stock, par value $.001 per share, at $.30 per share	300,000	300	89,700	-	-	-	90,000

Conversion of existing note payable of $15,000 plus accrued interest of $4,125 into common stock at par, $.001 per share	19,125,000	19,125	-	-	-	-	19,125

Cancellation of 19,700,000 shares of common stock issued	(19,700,000)	(19,700)	-	-	-	-	(19,700)

Merger with Hybred International pursuant to the plan of merger; shares issued on a 1:1 basis to Hybred shareholders	80,000,000	80,000	(71,550)	-	-	(47,080)	(38,630)

Issuance of 19,700,000 shares to cancel debt	19,700,000	19,700	300	-	-	-	20,000

Net loss for the six-months ended June 30, 2008	-	-	-	-	-	(88,024)	(88,024)

Balances at June 30, 2008	119,815,519	$119,816	$18,450	$-	$-	$(177,620)	$(39,354)

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2008

and the Year Ended December 31, 2007

	June 30, 2008 (Unaudited)	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(88,024)	$(24,500)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation expense	3,135	-

Changes in assets and liabilities:
Increase in accounts payable	20,080	3,000
Increase (decrease) in accrued interest payable	(1,257)	1,500

Total adjustments	21,958	4,500

NET CASH (USED) BY OPERATING ACTIVITIES	(66,066)	(20,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of tools and dies	(13,036)	-

NET CASH (USED) BY INVESTING ACTIVITIES	(13,036)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for services rendered	-	20,000
Issuance of common stock at $.30 per share	90,000	-
Conversion of note payable	19,125	-
Loans from shareholders	8,243	-
Cancellation of 19,700,000 shares at par value	(19,700)	-
Common stock issued pursuant to merger agreement	80,000	-
Issuance of 19,700,000 shares of common stock to cancel debt	20,000
Recapitalization of common stock	(71,550)	-
Consolidation of pre-merger Company’s accumulated losses	(47,080)	-
(Decrease) in note payable	(15,000)	-
Increase in loan payable	16,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	80,038	20,000

Increase in cash	936	-

Cash, beginning of period	-	-

Cash, end of period	$936	$-

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008

Note 1-

NATURE OF BUSINESS:

Organization:

Temporary Time Capital Corp., Inc., a corporation organized under the laws of the State of Colorado, was a shell company with no or nominal business operations. On January 31, 2008, the Company entered into a merger agreement with Hybred International, Inc., a corporation organized under the laws of the State of New Jersey. No prior relationship between the companies, or any natural person, is known to have existed.

The merger agreement was filed and effective with the States of Colorado on February 7, 2008, and was effective within the State of New Jersey on February 27, 2008.

The merger agreement (the “Agreement”) stipulated that the companies would merge and the surviving entity would be Temporary Time Capital Corp., Inc.. Hybred International would then merge into Temporary Time Capital Corp., Inc. Temporary Time Capital Corp., Inc. would then change its name to Hybred International, Inc.. (the name of the New Jersey entity that merged into the Colorado entity, with the result that one entity with the name of Hybred International, Inc. with the business operations of the original New Jersey entity would be registered to do business in the States of New Jersey and Colorado).

The shareholders of the former Hybred International, Inc. had their shares exchanged 1:1 into the new entity. The shareholders of the former Temporary Time Capital Corp., Inc. retained their holdings 1:1. The authorized number of shares in the new Hybred International, Inc. was increased to 120,000,000 (from 50,000,000) to allow for the distribution to the shareholders of the former Hybred International, Inc.

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

For the Six Months Ended June 30, 2008

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

For the Six Months Ended June 30, 2008

Note 3-

GOING CONCERN: (continued)

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

Note 4-

FIXED ASSETS:

Fixed assets consist of tools and dies which are recorded at cost. These assets are being depreciated using the straight line method of depreciation over an estimated useful life of seven years. As of June 30, 2008 the Company had acquired tools and dies at a cost of $13,036. The accumulated depreciation recorded on these assets as of June 30, 2008 was $2,681.

Note 5-

LOAN PAYABLE:

During 2006, the Company borrowed the sum of $16,000 from an independent third party. The loan is payable on demand and bears interest at the rate of 6.75% per annum. As of June 30, 2008, no principal payments had been made on this loan. The amount of interest accrued on this loan as of June 30, 2008 was $2,460.

Note 6-

RELATED PARTY TRANSACTIONS:

As of June 30, 2008, the Company’s President had loaned the Company $5,244 on a non-interest bearing basis to provide funding for certain operating expenses. As of June 30, 2008, this amount remained unpaid. Additionally, during 2007, a Director and shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. As of June 30, 2008, the Company had repaid $5,000 to this individual, leaving a balance due him of $3,000.

Note 7-

NOTE PAYABLE:

On March 25, 2005, the Company issued a note payable to its then Registered Agent in the amount of $15,000 for services rendered upon reincorporation of the Company. The note is payable on demand and bears interest at the rate of 10% per annum. The amount accrued on this note as of December 31, 2007 was $4,125. On January 16, 2008, the Agent assigned the note to seven different parties. On February 12, 2008, those seven parties converted their portions of the original note into 19,125,000 shares of the Company’s common stock.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008

Note 8-

STOCKHOLDERS’ EQUITY:

Prior to the merger, the Company was authorized to issue 50,000,000 of its common stock. As of December 31, 2007, the Company had 20,390,519 shares of common stock issued and outstanding. On February 7, 2008, the Board of Directors voted to increase the numbers of common stock authorized to120,000,000 shares. As of June 30, 2008 the Company reported 119,815,519 shares of common stock as issued and outstanding.

The Company is also authorized to issue 1,000,000 of its no par preferred stock. As of June 30, 2008, none of these shares were issued and outstanding.

Note 9-

STOCK-BASED COMPENSATION:

On November 6, 2007, the Company issued 20,000,000 shares of its common stock to Hoss Capital, LLC in consideration for consulting services rendered to the Company amounting to $20,000. With the issuance of theses shares, Hoss Capital, LLC effectively owned 98.08% of the issued and outstanding common stock of the Company. In January 2008 Hoss Capital sold its 20,000,000 shares in a private transaction to an individual. Concurrent with the merger, as stated in Note 1, this individual surrendered 19,700,000 shares back to the Company in order to facilitate the merger discussed in Note 10.

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

Note 11-

STOCK ISSUANCE:

On January 28, 2008 the Company entered into a subscription agreement with AER investment (AER) whereby AER would purchase 300,000 of the Company’s common stock, par value $.001, for $.30 per share or $90,000. The proceeds of this issuance were used to provide the Company with working capital. Additionally, on April 2008, the Company issued an additional 19,700,000 shares of its common stock in consideration for the cancellation of debt of $20,000 owed to an individual who is a shareholder.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements of: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital requirements research and development expenditures, repayments of debt, business strategies, and expansion and growth of business operations. These statements are based on certain assumptions and analyses made by our management in light of past experience and perception of: historical trends, current conditions, expected future developments, and other factors that our management believes are appropriate under the circumstances. We caution the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with the financial environment, the regulatory environment, and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified below.

The Company is engaged in the research and development of therapeutic horseshoes whereby the Company utilizes urethane compound which is bonded to an aluminum horseshoe using a proprietary method. The Hybred Horseshoe’s design features contain side clips which act to further secure the shoe to the hoof, nail holes with a recess in the shoe, thus making it easier to remove the shoe at any time and a toe plate for longer wear. The shoe’s compatible design features allow the farrier to use traditional shoeing methods. The Hybred Horseshoe is expected to retail between $22 and $25 per pair.

The Company had filed for a provisional patent for the Hybred Horseshoe in 2007. During the past two years approximately 1,000 hours were spent researching and developing the Hybred Horseshoe. No known governmental approval is expected for the Hybred Horseshoe and no known governmental regulation is expected to impact the Hybred Horseshoe at this time.

The Company currently has no employees.

Revenues

We have not generated revenue as of the date hereof.

Operating Expenses

Our operating expenses for the six months ended June 30, 2008 and the year December 31, 2007 were $87,341 and $23,000, respectively. The $64,341 increase in operating expense when comparing the six months ended June 30, 2008 was primarily due to an increase in legal fees, marketing and a write off of deferred offering costs.

Net Loss

Net loss for the six months ended June 30, 2008 and the year ended December 31, 2007 was $88,024 and $24,500, respectively. The increase in our net loss for the respective periods is primarily attributable to the factors set forth under Operating Expenses above.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of June 30, 2008 we had total assets of $10,837 as compared to total assets of $-0- as of December 31, 2007. The reason for this increase in our assets is directly attributable to our acquisition of Hybred International Inc., a New Jersey corporation.

We have current liabilities totaling $50,191 as compared to $22,125 as of December 31, 2007. Our accounts payable and loans payable total $23,080 and $16,000 respectively.

We use available finances to fund ongoing operations. Funds will be used for general and administrative expenses. We do not have sufficient funds available to meet our current liabilities. Unless we secure additional financing, it is unlikely that we will be able to continue our current operations.

Going concern

As reflected in the accompanying financial statements, the Company has current liabilities that exceed its current assets resulting in a working capital deficit. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by item 305.

Item 4. Controls and Procedures

As a “Smaller Reporting Company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 4T. Controls and Procedures (continued)

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2008 due to our inability to file our quarterly reports on a timely basis. In order to remedy this situation, we intend to hire a full time Chief Financial Officer when we have adequate funding available.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to, or the subject of any material pending legal proceedings.

Item 1A.

Risk Factors

Our company is a Smaller Reporting Company. A Smaller Reporting Company is not required to provide the risk factor disclosure required by this form.

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

On November 6, 2007 the Company issued 20,000,000 shares of its common stock to Hoss Capital, LLC in consideration for consulting services rendered to the Company amounting to $20,000. With the issuance of these shares, Hoss Capital, LLC effectively owned 98.08% of the issued and outstanding common stock of the Company. In January 2008 Hoss Capital sold its 20,000,000 in a private transaction to an individual. Concurrent with the merger, this individual surrendered 19,700,000 of these shared back to the Company in order to facilitate the merger discussed in Note 10 to the financial statements.

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

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds (continued)

On January 28, 2008 the Company entered into a subscription agreement with AER Investment (AER) whereby AER would purchase 300,000 of the Company’s common stock, par value $.001, for $.30 per share of $90,000. The proceeds of this issuance were used to provide working capital.

On April 2008, the Company issued an additional 19,700,000 shares of its common stock in consideration for the cancellation of debt of $20,000 owed to an individual who is a shareholder.

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

Item 3.

Default upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.   (a)

Exhibits and Reports on Form 8-K

Exhibit    31.1

Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit    32.1

Certification Pursuant to Section 906 of the Sarbanes Oxley Act

(b)    Reports on Form 8-K during Quarter

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

HYBRED INTERNATIONAL, INC.

               (Registrant)

November 4, 2009

/s/ Gary Kouletas

President (Principal Executive Officer)