Form 10-Q
period 2008-09-30
Hybred International, Inc.
filed 2009-11-06
CIK 823544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_______________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

119,815,519 shares of Common Shares, par value $0.001 per share, were outstanding as of September30, 2008.

HYBRED INTERNATIONAL, INC.

 (A Developmental Stage Company)

CONTENTS

		Page
PART I-	FINANCIAL INFORMATION

ITEM 1-	FINANCIAL STATEMENTS

	Balance sheet as of September 30, 2008 (unaudited) and December 31, 2007	1

	Statement of operations for the three and six months ended September 30, 2008 (unaudited)
	and the year ended December 31, 2007	2

	Statement of changes in stockholders’ equity for the three and six months ended
	September 30, 2008 (unaudited) and the year ended December 31, 2007	3

	Statement of cash flows for the six months ended September 30, 2008 (unaudited)
	and the year ended December 31, 2007	4

	Notes to financial statements	5

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4-	CONTROLS AND PROCEDURES	10

PART II-	OTHER PROCEEDINGS

ITEM 1-	LEGAL PROCEEDINGS	11

ITEM 1A-	RISK FACTORS	11

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	12

ITEM 4-	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

ITEM 5-	OTHER INFORMATION	12

ITEM 6-	EXHIBITS	12

SIGNATURES		13

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes Oxley Act
Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes Oxley Act

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

BALANCE SHEET

As of September 30, 2008 and December 31, 2007

	Sept. 30 2008 (Unaudited)	December 31, 2007

ASSETS

CURRENT ASSETS:
Cash in bank	$-	$-

Total current assets	-	-

FIXED ASSETS:
Tools and Dies (Note 4)	13,036	-
Less: accumulated depreciation	(3,569)	-

Net fixed assets	9,467	-

Total assets	$9,467	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$24,080	$3,000
Cash overdraft payable	188	-
Loan payable (Note 5)	20,000	-
Due to-shareholders (Note 6)	11,244	-
Note payable (Note 7)	-	15,000
Accrued interest payable	3,225	4,125

Total liabilities	58,737	22,125

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; authorized 120,000,000 shares, issued and outstanding 119,815,519 shares at September 30, 2008 and 50,000,000 shares authorized, par value $.001, issued and outstanding 20,390,519 at December 31, 2007	119,816	20,391
Preferred stock, no par value, authorized 1,000,000 shares, none issued and outstanding as of September 30, 2008 and December 31, 2007	-	-
Additional paid in capital	18,450	-
Retained earnings (deficit)	(187,536)	(42,516)

Total stockholder’s equity	(49,270)	(22,125)

Total liabilities and stockholder’s equity	$9,467	$-

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

STATEMENT OF OPERATIONS

For the Nine and Three Months Ended September 30, 2008

and the Year Ended December 31, 2007

	Nine Months Sept. 30, 2008 (Unaudited)	Three Months Sept. 30, 2008 (Unaudited)	December 31, 2007

REVENUES:
Revenues	$-	$-	$-

EXPENSES:
Farrier expense	2,251	-	-
Bank service charge	166	95	-
Dues and subscriptions	60	-	-
Auto expense	2,176	591	-
Administrative expenses	-	-	20,000
Marketing consultant	9,400	-	-
Marketing expense	1,719	219	-
Postage and shipping	348	183	-
Printing and reproduction	268	-	-
Office maintenance and supplies	1,086	107	-
Telephone	1,644	602	-
Meals and entertainment	5,284	2,126	-
Travel	2,819	-	-
Promotional expense	131	-	-
Trade shows	1,000	-	-
Website expenses	6,280	1,265	-
Rent	1,500	-	-
Accounting fees	4,500	1,000	3,000
Legal fees	30,000	-	-
Consultants	3,300	1,950	-
Transfer agent fees	1,540	986	-
Write-off of deferred offering costs	19,800	-	-
Depreciation expense – tools and dies	1,301	434	-
Contributions	325	-	-

Total expenses	96,898	9,558	23,000

Operating income	(96,898)	(9,558)	(23,000)

OTHER EXPENSES:
Interest expense	1,042	358	1,500

Total other expenses	1,042	358	1,500

Net (loss)	$(97,940)	$(9,916)	$(24,500)

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2007 and the Nine Months Ended September 30, 2008 (Unaudited)

	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings (Deficit)	Total
	Shares	Amount		Shares	Amount
Balances at December 31, 2006	390,519	$391	$-	$-	$-	$(18,016)	$(17,625)

Compensatory stock issuance	20,000,000	20,000	-	-	-	-	20,000

Net loss of the year ended December 31, 2007	-	-	-	-	-	(24,500)	(24,500)

Balances at December 31, 2007	20,390,519	20,391	-	-	-	(42,516)	(22,125)

Issuance 300,000 shares of common stock, par value $.001 per share, at $.30 per share	300,000	300	89,700	-	-	-	90,000

Conversion of existing note payable of $15,000 plus accrued interest of $4,125 into common stock at par, $.001 per share	19,125,000	19,125	-	-	-	-	19,125

Cancellation of 19,700,000 shares of common stock issued	(19,700,000)	(19,700)	-	-	-	-	(19,700)

Merger with Hybred International pursuant to the plan of merger; shares issued on a 1:1 basis to Hybred shareholders	80,000,000	80,000	(71,550)	-	-	(47,080)	(38,630)

Issuance of 19,700,000 shares to cancel debt	19,700,000	19,700	300	-	-	-	20,000

Net loss for the nine-months ended September 30, 2008	-	-	-	-	-	(97,940)	(97,940)

Balances at September 30, 2008	119,815,519	$119,816	$18,450	$-	$-	$(187,536)	$(49,270)

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2008

and the Year Ended December 31, 2007

	Sept. 30, 2008 (Unaudited)	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(97,940)	$(24,500)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation expense	3,569	-

Changes in assets and liabilities:
Increase in accounts payable	21,080	3,000
Increase in cash overdraft payable	188	-
Increase (decrease) in accrued interest payable	(900)	1,500

Total adjustments	23,937	4,500

NET CASH (USED) BY OPERATING ACTIVITIES	(74,003)	(20,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of tools and dies	(13,036)	-

NET CASH (USED) BY INVESTING ACTIVITIES	(13,036)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for services rendered	-	20,000
Issuance of common stock at $.30 per share	90,000	-
Conversion of note payable	19,125	-
Loans from shareholders	11,244	-
Cancellation of 19,700,000 shares at par value	(19,700)	-
Common stock issued pursuant to merger agreement	80,000	-
Issuance of 19,700,000 shares of common stock to cancel debt	20,000
Recapitalization of common stock	(71,550)	-
Consolidation of pre-merger Company’s accumulated losses	(47,080)	-
(Decrease) in note payable	(15,000)	-
Increase in loan payable	20,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	87,039	20,000

(Decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008

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

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008

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

Effect of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No.48 (“FIN 48”), (“Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No.109”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement disclosures of tax position taken or expected to be taken in an income tax filing. The evaluation of a tax position is a two step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being recognized. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

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

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008

Note 3-

GOING CONCERN: (continued)

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

Note 4-

FIXED ASSETS:

Fixed assets consist of tools and dies which are recorded at cost. These assets are being depreciated using the straight line method of depreciation over an estimated useful life of seven years. As of September 30, 2008 the Company had acquired tools and dies at a cost of $13,036. The accumulated depreciation recorded on these assets as of September 30, 2008 was $3,569.

Note 5-

LOAN PAYABLE:

The Company had previously borrowed the sum of $16,000 from an independent third party. The loan is payable on demand and bears interest at the rate of 6.75% per annum. As of September 30, 2008, the loan remained unpaid. Interest accrued on this loan as of September 30, 2008 was $2,730.

During August 2008, the Company borrowed the sum of $4,000 from two individuals on a non-interest bearing basis. The loans are payable upon demand and as of September 30, 2008, they remained unpaid.

Note 6-

RELATED PARTY TRANSACTIONS:

As of December 30, 2008, the Company’s President had loaned the Company $5,244 on a non-interest bearing basis to provide funding for certain operating expenses. As of September 30, 2008, this amount remained unpaid. Additionally, during 2007, a Director and shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital. As of September 30, 2008, the Company had repaid $7,000 to this individual, leaving a balance due him of $6,000.

Note 7-

NOTE PAYABLE:

On March 25, 2005, the Company issued a note payable to its then Registered Agent in the amount of $15,000 for services rendered upon reincorporation of the Company. The note is payable on demand and bears interest at the rate of 10% per annum. The amount accrued on this note as of December 31, 2007 was $4,125. On January 16, 2008, the Agent assigned the note to seven different parties. On February 12, 2008, those seven parties converted their portions of the original note into 19,125,000 shares of the Company’s common stock

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008

Note 8-

STOCKHOLDERS’ EQUITY:

Prior to the merger, the Company was authorized to issue 50,000,000 of its common stock. As of December 31, 2007, the Company had recorded as issued and outstanding 20,390,519 shares of common stock. On February 7, 2008, the Board of Directors voted to increase the numbers of common stock authorized to120,000,000 shares. As of September 30, 2008 the Company reported 119,815,519 shares of common stock as issued and outstanding.

The Company is also authorized to issue 1,000,000 of its no par preferred stock. As of September 30, 2008, none of these shares were issued and outstanding.

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

The Company filed for a provisional patent for the Hybred Horseshoe in 2007. During the past two years approximately 1,000 hours were spent researching and developing the Hybred Horseshoe. No known governmental approval is expected for the Hybred Horseshoe and no known governmental regulation is expected to impact the Hybred Horseshoe at this time.

The Company currently has no employees.

Revenues

We have not generated revenue as of the date hereof.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2008 and the year December 31, 2007 were $96,898 and $23,000, respectively. The $73,898 increase in operating expense when comparing the nine months ended September 30, 2008 was primarily due to an increase in legal fees, marketing and a write off of deferred offering costs.

Net Loss

Net loss for the nine months ended September 30, 2008 and the year ended December 31, 2007 was $97,940 and $24,500, respectively. The increase in our net loss for the respective periods is primarily attributable to the factors set forth under Operating Expenses above.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of September 30, 2008 we had total assets of $9,467 as compared to total assets of $-0- as of December 31, 2007. The reason for this increase in our assets is directly attributable to our acquisition of Hybred International Inc., a New Jersey corporation.

We have current liabilities totaling $58,737 as compared to $22,125 as of December 31, 2007. Our accounts payable and loans payable total $24,080 and $20,000 respectively.

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

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2008 due to our inability to file our quarterly reports on a timely basis. In order to remedy this situation, we intend to hire a full time Chief Financial Officer when we have adequate funding available.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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