Form 10-Q/A
period 2008-09-30
Hybred International, Inc.
filed 2009-11-10
CIK 823544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_______________________

Amendment No. 1 to

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

Explanatory Note

The Company is filing this Amendment Number 1 to Form 10-Q in order to correct a typographical error appearing in the Notes to the financial statements on Page 7, Note No. 6. The first sentence in the footnote should read As of September 30, 2008 instead of December 30, 2008.

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

Note 6-

RELATED PARTY TRANSACTIONS:

As of September 30, 2008, the Company’s President had loaned the Company $5,244 on a non-interest bearing basis to provide funding for certain operating expenses. As of September 30, 2008, this amount remained unpaid. Additionally, during 2007, a Director and shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital. As of September 30, 2008, the Company had repaid $7,000 to this individual, leaving a balance due him of $6,000.

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

Certification Pursuant to Section 906 of the Sarbanes Oxley Act

(b)    Reports on Form 8-K during Quarter

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report on Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

HYBRED INTERNATIONAL, INC.

               (Registrant)

November 9, 2009

/s/ Gary Kouletas

President (Principal Executive Officer)