Form 10-K
period 2008-12-31
Hybred International, Inc.
filed 2009-11-12
CIK 823544

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the transition period from …………. to………….

Commission File Number 0-5278

Hybred International, Inc.

(Name of Small Business Issuer in Its Charter)

COLORADO	93-0955290
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
In Company)

330 W. Pleasantview Avenue, Suite 163	(201) 788-3785
Hackensack, NJ 07601	(Issuer’s Telephone Number,
(Address of Principal Executive Offices)	Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Act: Common Stock, $.001 Par Value Per Share

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold. (November 4, 2009) $611,059

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: On November 4, 2009, the Registrant had 119,815,519 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.

None

HYBRED INTERNATIONAL, INC.

A Developmental Stage Company

References in this Annual Report to, the terms “Company”, HYBRED”, “we”, “us” and “our” refer to Hybred International, Inc., unless otherwise stated or the context clearly indicates otherwise.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

PART I

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”) and Section 27A of the Securities Act of 1933 (the “1933 Act”). Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Further, all statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the 1933 Act and 1934 Act, respectively. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include our limited experience with our business plan; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to protect intellectual property; and our ability to attract and retain key employees.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Item 1.

Description of Business

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

The merger agreement was filed and was effective within the State of Colorado on February 7, 2008, and was effective within the State of New Jersey on February 27, 2008.

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

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

PART I

Item 1.

Description of Business (continued)

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

The new (post merger) Hybred International, Inc. has acquired the business operations of the former Hybred International, Inc. which consists mainly of research and development and resultant intellectual property necessary to manufacture (or cause to be manufactured) the therapeutic horseshoe and the knowledge of the equine industry of the pre-merger Hybred’s officers and directors.

Item 1A.

Risk Factors

The Company is a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 1B.

Unresolved Staff Comments

The Company is a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 2.

Description of Property

The Company recorded rental expense of $1,500 in March 2008 for office space. Thereafter, the Company’s President provided such office space and facilities on a rent-free basis.

Item 3.

Legal Proceedings

The Company is not a party to, or the subject of any material pending legal proceedings.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

PART I

Item 4.

Submission of Matters to Vote of Security Holders

No matters were submitted to shareholders during the fourth quarter for the year ended December 31, 2008.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

The common stock of the Company (the “common stock”) is traded in the Over-The-Counter Market and is quoted on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) System Bulletin Board and the Electronic Bulletin Board (OTCBB) under the symbol “HYII”.

Market Information

The range of high and low bid prices for the Company’s common stock, for the periods indicated, are set forth below.

Year	High Bid	Low Bid

Year ended December 31, 2008 (*)

1st Quarter	$0.150	$0.020
2nd Quarter	$0.260	$0.150
3rd Quarter	$0.280	$0.020
4th Quarter	$0.035	$0.001

Year ended December 31, 2007 (*)

1st Quarter	$0.020	$0.020
2nd Quarter	$0.400	$0.020
3rd Quarter	$0.400	$0.400
4th Quarter	$0.400	$0.020

(*) As reported by the OTCBB.

The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions.

On November 4, 2009, the high bid for the common stock was $.0.007 and the low bid was $0.005

Item 6.

Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

PART II

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this report, which are not historical facts, may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. The words “anticipate”, “believe”, “estimate”, “expect”, “objective”, and “think” or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based upon the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company’s business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company’s control.

The following discussion and analysis should be read in conjunction with our audited financial statements and related footnotes included elsewhere in this report, which provide additional information concerning the Company’s financial activities and condition.

Critical Accounting Policies

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies which could have the most significant effect on the Company’s reported results and require the most difficult, subjective or complex judgments by management

•

Impairment of Long-Lived Assets:

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Company makes estimates of its future cash flows related to assets subject to impairment review.

•

Income Taxes

The Company records a liability for potential tax assessments based on its estimate of the potential exposure. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. Income tax expense in future periods could be adjusted for the difference between actual payments and the Company's recorded liability based on its assessments and estimates.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

PART II

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•

Revenue Recognition

The Company, a developmental stage company has not yet generated any revenues to date.

•

Research and Development

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

The Company had filed for a provisional patent for the Hybred Horseshoe in 2007. The Company has expended approximately 1,000 hours researching and developing the Hybred Horseshoe. No known governmental approval is expected for the Hybred Horseshoe and no known governmental regulation is expected to impact the Hybred Horseshoe at this time.

For the year ended December 31, 2008, the Company expended $ 0 in research and development activities.

•

Going Concern

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

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

PART 1I

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•

Plan of Operation

The Company entered into an agreement with Thoro’bred, Inc., a California manufacturer of horseshoes, in March 2007(“Thoro’bred Contract”), whereby Thoro’bred agreed to manufacture the Hybred horseshoe in such quantities and at such times as the Company may request. Under the Thoro’bred Contract, the Company is obligated to supply Thoro’bred with the necessary tooling and accompanying designs and specifications. The manufacturing cost to the Company will initially range between $8.25 and $8.45 per pair of shoes, exclusive of the urethane inserts.

The Company anticipates that the initial start up costs relating to the manufacture of the shoes will approximate $150,000. The Company is presently negotiating with a private investor to supply the requisite working capital and it anticipates that it will receive funding within the near future at which time it plans to commence manufacturing.

•

Liquidity and Capital Resources

The Company is a developmental stage company and has not generated any revenues to date.

The Company has maintained operating activities to date by raising funds through the unregistered sale of its securities and borrowings from shareholders and third parties.

•

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk

The Company is a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.

Financial Statements

See index to financial statements appearing on page 15

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

PART II

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) within 90 days of the filing of this report. Based upon that evaluation, our Chief Executive Officer has concluded that as of the end of the period covered by this report the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our principal executive officer, as appropriate to allow timely discussions regarding disclosure. In designing and evaluating the disclosure controls and procedures, the principal executive officer recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of the principal executive officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, the principal executive officer has concluded that our internal control over financial reporting is effective as of December 31, 2008.

Internal Controls

There has not been any change in the Company’s internal control over financial reporting during our quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company does not expect that internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

PART II

Item 9A.

Controls and Procedures (continued)

Internal Controls (continued)

Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Historically, the Company has relied upon the entire Board of Directors in appointing the Company’s independent auditors and reviewing the financial condition and statements of the Company. Given the relatively small size of the Company’s operations and revenues, the Board has not believed that appointing an independent committee was a necessity.

The Board has also determined to periodically review and develop policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the 1934 Exchange Act

Officers and Board of Directors

The Company’s Board of Directors consists of Gary Kouletas; the Company’s counsel, Martin Honig, Esq; and an independent director, Paul Stitzer.

Mr. Kouletas is the founder and sole owner of Hybred International, Inc. He has over ten years of entrepreneurial start-up business owner experience. Mr. Kouletas attended William Paterson University and Montclair University, both in New Jersey. After College, Mr. Kouletas became operating partner of Kouletas Real Estate, a commercial property management company. He then went on to develop Kouletas Construction, a town home development company in southern New Jersey. Mr. Kouletas has been involved in the horseshoe manufacturing business for the past four years. From 2002-2005 Mr. Kouletas served as a consultant to International Surfacing, Inc., a research and development company, concentrating on the development of a rubberized horseshoe and rubber metal bonding. He has designed numerous therapeutic and innovative horseshoes and corroborated with top industry professionals to create and bring to market the Hybred Horseshoe.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

PART III

Item 10.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the 1934 Exchange Act

Officers and Board of Directors (continued)

Martin Honig was a partner of the New York City law firm of Eisenberg Honig Fogler Greenawalt Davis & Ogilvie and their predecessors from 1969 until 1995. His concentrations were in the field of equipment leasing, corporate finance and syndications. Presently, he represents a select group of clients and also acts as a corporate consultant. Mr. Honig has served as a director and advisor to numerous corporations throughout his career. Mr. Honig a graduate of Rider University (Bachelor of Arts –English- 1963) and Boston University School of Law (Juris Doctor 1966) He served as member of the Rider University Board of Trustees from 1992 through 1998. He acts as Company counsel, and has assisted Mr. Kouletas in the formulation of the Company’s business model.

Mr. Stitzer spent the majority of his career in the electronics industry. Mr. Stitzer initially acquired A & M Instruments, Inc. from Local Corporation. As the chief executive officer and chairman of the Board of Directors, he built A & M into a leading supplier to the U.S. Government of analog meters for the military. A & M was acquired by Hawker Sidley, a British conglomerate, in 1986. Mr. Stitzer thereafter became an officer and director of Voltampere Corporation, a cutting edge power supply company which was sold to Dynarad Corporation in 1991. Mr. Stitzer is presently residing in Boca Raton, Florida and continues to consult with various companies in the area of corporate finance.

All directors serve for a term of one year and until their successors are duly elected. All officers serve at the discretion of the Board of Directors.

Since the Board of Directors has historically and will in the immediate future consist of only a small number of members, we have not formed any Board Committees. All matters relating to audit, compensation, nominations and corporate governance are considered and acted upon by the entire Board of Directors.

Promoters

(None)

Certain Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers and persons who own, directly or indirectly, more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock of the Company.

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the year ended December 31, 2008.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

PART III

Item 11.

Executive Compensation

(None)

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2008 with respect to (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) the Executive Officer and Directors who own common stock in the Company; and (iii) the Executive Officer and Directors as a group. As of December 31, 2008 there were 119,815,519 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount of and Nature of Beneficial Ownership	Percentage of Class
Common Stock $.001 Par Value	Gary Kouletas 370 W. Pleasantview Ave. Hackensack, NJ 07601	63,515,043	53%
	Martin Honig 35 Pinelawn Rd. Melville, NY 11747	8,934,957	7%
	Paul Stitzer 20220 Boca West Drive Boca Raton, Fl 33434	250,000	*
All Officers & Directors as a Group (3 in number)		72,700,000	60%

———————

* Less than 1%.

All shares set forth above are owned directly by the named individual unless otherwise stated.

Item 13.

Certain Relationships and Related Transactions

As of December 31,, 2008, the Company’s President had loaned the Company $5,244 on a non-interest bearing basis to provide funding for certain operating expenses. As of December 31, 2008, this amount remained unpaid. Additionally, during 2007, a Director and shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital. As of December 31, 2008, the Company had repaid $7,000 to this individual, leaving a balance due him of $6,000.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

PART III

Item 14.

Principal Accountant Fees and Services

The Board of Directors of Hybred has selected Jerome Rosenberg, CPA P.C. as the independent auditor of Hybred for the year ending December 31, 2008. Shareholders are not asked to approve such selection because such approval is not required. The audit services provided by Jerome Rosenberg, CPA P.C. consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters. A member of the firm is expected to be present at the next meeting of shareholders, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

Audit Fees. During the year ended December 31, 2008, Hybred incurred an aggregate of $9,000 to Jerome Rosenberg, CPA P.C. for fees related to the audit of its financial statements.

Audit Related Fees. During the year ended December 31, 2008, no fees were paid to Jerome Rosenberg, CPA P.C. with respect to financial systems design or implementation.

Tax Fees. During the year ended December 31, 2008 , the Company incurred to Jerome Rosenberg CPA P.C. the sum of $500 for tax compliance, tax advice and tax planning services.

All Other Fees. During the fiscal year ended December 31, 2008, Hybred did not pay any other fees for services to its auditor.

The Board of Directors has determined that the services provided by Jerome Rosenberg, CPA P.C. and the fees incurred to it for such services during the year December 31, 2008 has not compromised the independence of Jerome Rosenberg, CPA P.C.

PART IV

Item 15.

Exhibits

Exhibits filed with Form 10-K:

31.1 Certification of Principal Executive Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1 Certification by Principal Executive Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

HYBRED INTERNATIONAL, INC.

 (A Developmental Stage Company)

AUDITED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors

Hybred International, Inc.

We have audited the accompanying balance sheets of Hybred International, Inc.(A Developmental Stage Company) as of December 31, 2008 and December 31, 2007 and the related statements of operations, holders’ equity, and cash flows for eachof the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight    Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybred International, Inc (A Developmental Stage Company) as of December 31, 2008 and December 31, 2007 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Hybred International, Inc. (ADevelopmental Stage Company) will continue as a going concern. As discussed in Note 3 to the financial statements, The Company’s cumulative losses during the development period, and the need to obtain substantial additional funding to complete its development, raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jerome Rosenberg CPA, P.C.
Jerome Rosenberg CPA, P.C.
Melville, New York
November 4, 2009

HYBRED INTERNATIONAL, INC.

 ( A Developmental Stage Company)

BALANCE SHEET

As of December 31, 2008 and December 31, 2007

	December 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash in bank	$-	$-

Total current assets	-	-

FIXED ASSETS:
Tools and Dies (Note 4)	13,036	-
Less: accumulated depreciation	(4,003)	-

Net fixed assets	9,033	-

Total assets	$9,033	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$29,080	$3,000
Cash overdraft payable	218
NJ Corporation business tax payable	500	-
Loan payable (Note 5)	20,000	-
Due to-shareholders (Note 6)	11,244	-
Note payable (Note 7)	-	15,000
Accrued interest payable	3,597	4,125

Total liabilities	64,639	22,125

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; authorized 120,000,000 shares, issued and outstanding 119,815,519 shares at December 31, 2008 and 50,000,000 shares authorized, par value $.001, issued and outstanding 20,390,519 at December 31, 2007	119,816	20,391
Preferred stock, no par value, authorized 1,000,000 shares, none issued and outstanding as of December 31, 2008 and December 31, 2007	-	-
Additional paid in capital	18,450	-
Retained earnings (deficit)	(193,872)	(42,516)

Total stockholder’s equity	(55,606)	(22,125)

Total liabilities and stockholder’s equity	$9,033	$-

The accompanying notes and independent auditors’ report should be read in conjunction with these financial statements

HYBRED INTERNATIONAL, INC.

 (A Developmental Stage Company)

STATEMENT OF OPERATIONS

For the Years Ended December 31, 2008 and December 31, 2007

	December 31, 2008	December 31, 2007

REVENUES:
Revenues	$-	$-

EXPENSES:
Farrier expense	2,251	-
Bank service charge	198	-
Dues and subscriptions	60	-
Auto expense	2,176	-
Administrative expenses	-	20,000
Marketing consultant	9,400	-
Marketing expense	1,719	-
Postage and shipping	348	-
Printing and reproduction	269	-
Office maintenance and supplies	1,086	-
Telephone	1,642	-
Meals and entertainment	5,284	-
Travel	2,819	-
Promotional expense	131	-
Trade shows	1,000	-
Website expenses	6,280	-
Rent	1,500	-
Accounting fees	9,500	3,000
Transfer agent fees	1,540	-
Legal fees	30,000	-
Consultants	3,300	-
Write-off of deferred offering costs	19,800	-
Depreciation expense – tools and dies	1,735	-
Contributions	325	-
NJ Corporation tax	500	-

Total expenses	102,863	23,000

Operating deficit	(102,863)	(23,000)

OTHER EXPENSES:
Interest expense	1,413	1,500

Total other expenses	1,413	1,500

Net (loss)	$(104,276)	$(24,500)

The accompanying notes and independent auditors’ report should be read in conjunction with these financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007 and December 31, 2008

	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings (Deficit)	Total
	Shares	Amount		Shares	Amount
Balances at December 31, 2006	390,519	$391	$-	$-	$-	$(18,016)	$(17,625)

Compensatory stock issuance	20,000,000	20,000	-	-	-	-	20,000

Net loss of the year ended December 31, 2007	-	-	-	-	-	(24,500)	(24,500)

Balances at December 31, 2007	20,390,519	20,391	-	-	-	(42,516)	(22,125)

Issuance 300,000 shares of common stock, par value $.001 per share, at $.30 per share	300,000	300	89,700	-	-	-	90,000

Conversion of existing note payable of $15,000 plus accrued interest of $4,125 into common stock at par, $.001 per share	19,125,000	19,125	-	-	-	-	19,125

Cancellation of 19,700,000 shares of common stock issued	(19,700,000))	(19,700))	-	-	-	-	(19,700)

Merger with Hybred International pursuant to the plan of merger; shares issued on a 1:1 basis to Hybred shareholders	80,000,000	80,000	(71,550))	-	-	(47,080)	(38,630)

Issuance 19,700,000 shares to cancel debt	19,700,000	19,700	300	-	-	-	20,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	(104,276)	(104,276)

Balances at December 31, 2008	119,815,519	$119,816	$18,450	$-	$-	$(193,872)	$(55,606)

The accompanying notes and independent auditors’ report should be read in conjunction with these financial statements

HYBRED INTERNATIONAL, INC.

 (A Developmental Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2008 and December 31, 2007

	December 31, 2008	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(104,276)	$(24,500)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation expense	4,003	-

Changes in assets and liabilities:
Increase in accounts payable	26,080	3,000
Increase in cash overdraft	218	-
Increase in NJ Corporation business tax payable	500	-
Increase (decrease) in accrued interest payable	(528)	1,500

Total adjustments	30,273	4,500

NET CASH (USED) BY OPERATING ACTIVITIES	(74,003)	(20,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of tools and dies	(13,036)	-

NET CASH (USED) BY INVESTING ACTIVITIES	(13,036)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for services rendered	-	20,000
Issuance of common stock at $.30 per share	90,000	-
Conversion of note payable	19,125	-
Loans from shareholders	11,244	-
Cancellation of 19,700,000 shares at par value	(19,700)	-
Common stock issued pursuant to merger agreement	80,000	-
Issuance of 19,700,000 shares of common stock to cancel debt	20,000	-
Recapitalization of common stock	(71,550)	-
Consolidation of pre-merger Company’s accumulated losses	(47,080)	-
(Decrease) in note payable	(15,000)	-
Increase in loan payable	20,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	87,039	20,000

Decrease in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

The accompanying notes and independent auditors’ report should be read in conjunction with these financial statements

HYBRED INTERNATIONAL, INC.

 (A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and December 31, 2007

Note 1-

NATURE OF BUSINESS:

Organization:

Temporary Time Capital Corp., Inc., a corporation organized under the laws of the State of Colorado, which was a shell company with no or nominal business operations. On January 31, 2008, the Company entered into a merger agreement with Hybred International, Inc., a corporation organized under the laws of the State of New Jersey. No prior relationship between the companies, or any natural person, is known to have existed.

The merger agreement was filed and effective with the States of Colorado on February 7, 2008, and was effective within the State of New Jersey on February 27, 2008.

The merger agreement (the “Agreement”) stipulated that the companies would merge and the surviving entity would be Temporary Time Capital Corp., Inc.. Hybred International would then dissolve into Temporary Time Capital Corp., Inc. Temporary Time Capital Corp., Inc. would then change its name to Hybred International, Inc.. (the name of the New Jersey entity that merged into the Colorado entity, with the result that one entity with the name of Hybred International, Inc. with the business operations of the original New Jersey entity would be registered to do business in the States of New Jersey and Colorado).

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

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and December 31, 2007

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

Effective April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement disclosures of tax positions taken or expected to be taken in an income tax filing.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and December 31, 2007

Note 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Effect of New Accounting Pronouncements (continued)

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

The Company believes that with its adoption of FIN 48, that the income tax positions taken by it did not have a material effect on the financial statements for the three months ended June 26, 2009.

In December 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that SFAS No. 159 will have a material impact on its financial statements.

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

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and December 31, 2007

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

Note 4-

FIXED ASSETS:

Fixed assets consist of tools and dies which are recorded at cost. These assets are being depreciated using the straight line method of depreciation over an estimated useful life of seven years. As of December 31, 2008 the Company had acquired tools and dies at a cost of $13,036. The accumulated depreciation recorded on these assets as of December 31, 2008 was $ 4,003.

Note 5-

LOAN PAYABLE:

During 2006, the Company borrowed the sum of $16,000 from an independent third party. The loan is payable on demand and bears interest at the rate of 6.75% per annum. As of December 31, 2008, no principal payments had been made on this loan. The amount of interest accrued on this as of December 31, 2008 was $3,000.

During August 2008, the Company borrowed the sum of $4,000 from two individuals on a non-interest bearing basis. The loans are payable upon demand and as of December 31, 2008, they remained unpaid.

Note 6-

RELATED PARTY TRANSACTIONS:

As of December 31,, 2008, the Company’s President had loaned the Company $5,244 on a non-interest bearing basis to provide funding for certain operating expenses. As of December 31, 2008, this amount remained unpaid. Additionally, during 2007, a Director and shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital. As of December 31, 2008, the Company had repaid $7,000 to this individual, leaving a balance due him of $6,000.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and December 31, 2007

Note 7-

NOTE PAYABLE:

On March 25, 2005, the Company issued a note payable to its Registered Agent in the amount of $15,000 for services rendered upon reincorporation of the Company. The note is payable on demand and bears interest at the rate of 10% per annum. The amount accrued on this note as of December 31, 2007 was $4,125. On January 16, 2008 the Agent assigned the note to seven different parties. On February 12, 2008, those seven parties converted their portions of the original note into 19,125,000 shares of the Company’s common stock.

Note 8-

STOCKHOLDERS’ EQUITY:

Prior to the merger, the Company was authorized to issue 50,000,000 of its common stock. As of December 31, 2007, the Company had recorded as issued and outstanding 20,390,519 shares of common stock. On February 7, 2008, the Board of Directors voted to increase the numbers of common stock authorized to120,000,000 shares. As of December 31, 2008 the Company reported 119,815,519 shares of common stock as issued and outstanding.

The Company is also authorized to issue 1,000,000 of its no par preferred stock. As of December 31, 2008, none of these shares were issued and outstanding.

Note 9-

STOCK-BASED COMPENSATION:

On November 6, 2007, the Company issued 20,000,000 shares of its common stock to Hoss Capital, LLC in consideration for consulting services rendered to the Company amounting to $20,000. With the issuance of theses shares, Hoss Capital, LLC effectively owned 98.08% of the issued and outstanding common stock of the Company. In January 2008 Hoss Capital sold its 20,000,000 shares in a private transaction to an individual. Concurrent with the merger, this individual surrendered 19,700,000 of these shares back to the Company in order to facilitate the merger discussed in Note 10. The shares transferred back to the Company were then cancelled by the Company.

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

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and December 31, 2007

Note 11-

STOCK ISSUANCE:

On January 28, 2008 the Company entered into a subscription agreement with AER Investment (AER) whereby AER would purchase 300,000 of the Company’s common stock, par value $.001, for $.30 per share or $90,000. The proceeds of this issuance were used to provide working capital. Subsequently, in April 2008, the Company issued an additional 19,700,000 shares of its common stock in consideration for the cancelation of a debt of $20,000 owed to an individual who is a shareholder.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HYBRED INTERNATIONAL, INC.

        (Registrant)

November 4, 2009

/s/ Gary Kouletas

President (Principal Executive Officer)