Form 10-Q
period 2009-03-31
Hybred International, Inc.
filed 2009-11-12
CIK 823544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_______________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

119,815,519 shares of Common Shares, par value $0.001 per share, were outstanding as of March 31, 2009.

HYBRED INTERNATIONAL, INC.

 (A Developmental Stage Company)

CONTENTS

		Page
PART I-	FINANCIAL INFORMATION

ITEM 1-	FINANCIAL STATEMENTS	1

	Balance sheet as of March 31, 2009 (unaudited) and December 31, 2008	1

	Statement of operations for the three months ended March 31, 2009 (unaudited)
	and the three months ended March 31, 2008	2

	Statement of changes in stockholders’ equity for the three months ended
	March 31, 2009 (unaudited) and the year ended December 31, 2008	3

	Statement of cash flows for the three months ended March 31, 2009 (unaudited)
	and the year ended March 31, 2008	4

	Notes to financial statements	5

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4-	CONTROLS AND PROCEDURES	11

PART II-	OTHER INFORMATION

ITEM 1-	LEGAL PROCEEDINGS	12

ITEM 1A-	RISK FACTORS	12

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	13

ITEM 4-	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

ITEM 5-	OTHER INFORMATION	13

ITEM 6-	EXHIBITS	13

SIGNATURES		14

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes Oxley Act
Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes Oxley Act

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

BALANCE SHEET

As of March 31, 2009 and December 31, 2008

	March 31, 2009 (Unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS:
Cash in bank	$-	$-

Total current assets	-	-

FIXED ASSETS:
Tools and Dies (Note 4)	13,036	13,036
Less: accumulated depreciation	(4,469)	(4,003)

Net fixed assets	8,567	9,033

Total assets	$8,567	$9,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$30,080	$29,080
Cash overdraft	11	218
NJ Corporation business tax payable	500	500
Loan payable (Note 5)	20,000	20,000
Due to-shareholders (Note 6)	12,562	11,244
Accrued interest payable	3,968	3,597

Total liabilities	67,121	64,639

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; authorized 120,000,000 shares, issued and outstanding 119,815,519 shares at March 31, 2009 and at December 31, 2008	119,816	119,816
Preferred stock, no par value, authorized 1,000,000 shares, none issued and outstanding as of March 31, 2009 and December 31, 2008	-	-
Additional paid in capital	18,450	18,450
Retained earnings (deficit)	(196,820)	(193,872)

Total stockholder’s equity	(58,554)	(55,606)

Total liabilities and stockholder’s equity	$8,567	$9,033

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2009

and March 31, 2008

	March 31, 2009 (Unaudited)	March 31, 2008 (Unaudited)

REVENUES:
Revenues	$-	$-

EXPENSES:
Farrier expense	-	1,100
Bank service charge	75	31
Dues and subscriptions	-	60
Auto expense	80	954
Marketing consultant	-	3,000
Postage and shipping	24	135
Printing and reproduction	-	268
Office maintenance and supplies	-	240
Telephone	146	506
Meals and entertainment	786	1,327
Travel	-	848
Promotional expense	-	131
Trade shows	-	1,000
Website expenses	-	4,000
Rent	-	1,500
Accounting fees	1,000	2,500
Legal fees	-	30,000
Consultants	-	700
Write-off of deferred offering costs	-	25,300
Depreciation expense – tools and dies	466	413

Total expenses	2,577	74,013

Operating deficit	(2,577)	(74,013)

OTHER EXPENSES:
Interest expense	371	363

Total other expenses	371	363

Net (loss)	$(2,948)	$(74,376)

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period January 1, 2007 to March 31, 2009

	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings (Deficit)	Total
	Shares	Amount		Shares	Amount
Balances at January 1, 2007	390,519	$391	$-	$-	$-	$(18,016)	$(17,625)

Compensatory stock issuance	20,000,000	20,000	-	-	-	-	20,000

Net loss of the year ended December 31, 2007	-	-	-	-	-	(24,500)	(24,500)

Balances at December 31, 2007	20,390,519	20,391	-	-	-	(42,516)	(22,125)

Issuance 300,000 shares of common stock, par value $.001 per share, at $.30 per share	300,000	300	89,700	-	-	-	90,000

Conversion of existing note payable of $15,000 plus accrued interest of $4,125 into common stock at par, $.001 per share	19,125,000	19,125	-	-	-	-	19,125

Cancellation of 19,700,000 shares of common stock issued	(19,700,000)	(19,70))	-	-	-	-	(19,700)

Merger with Hybred International pursuant to the plan of merger; shares issued on a 1:1 basis to Hybred shareholders	80,000,000	80,000	(71,550)	-	-	(47,08))	(38,630)

Issuance of 19,700,000 shares to cancel debt	19,700,000	19,700	300	-	-	-	20,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	(104,276)	(104,276)

Balances at December 31, 2008	119,815,519	$119,816	$18,450	$-	$-	$(193,872)	$(55,606)

Net loss for the three months ended March 31, 2009	-	-	-	-	-	(2,948)	(2,948)

Balances at March 31, 2009	119,815,519	119,816	18,450	-	-	(196,820)	(58,554)

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2009

and the Year Ended March 31, 2008

	March 31, 2009 (Unaudited)	March 31, 2008 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,948)	$(74,376)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation expense	466	2,681

Changes in assets and liabilities:
Increase in accounts payable	1,000	44,580
Increase (decrease) in overdraft balance	(207)	520
Increase (decrease) in accrued interest payable	371	(1,578)

Total adjustments	1,630	46,203

NET CASH (USED) BY OPERATING ACTIVITIES	(1,318)	(28,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of tools and dies	-	(13,036)

NET CASH (USED) BY INVESTING ACTIVITIES	-	(13,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock at $.30 per share	-	90,000
Conversion of note payable	-	19,125
Loans from shareholders	1,318	7,723
Cancellation of 19,700,000 shares at par value	-	(19,700)
Common stock issued pursuant to merger agreement	-	80,000
Recapitalization of common stock	-	(71,550)
Consolidation of pre-merger Company’s accumulated losses	-	(47,080)
(Decrease) in note payable	-	(15,000)
Increase in loan payable	-	16,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,318	59,518

Increase in cash	-	18,309

Cash, beginning of period	-	-

Cash, end of period	$-	$18,309

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009

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

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009

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

The Corporation adopted the provisions of FIN 48 effective for the year ended March 31, 2008 however it does believe that with its adoption that the income tax positions taken by it will not have a material effect on the financial statements for the year then ended.

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

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009

Note 2-

SIGNIFICANT ACCOUNTING POLICIES: (continued)

Effect of New Accounting Pronouncements (continued)

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

Note 4-

FIXED ASSETS:

Fixed assets consist of tools and dies which are recorded at cost. These assets are being depreciated using the straight line method of depreciation over an estimated useful life of seven years. As of March 31, 2009 the Company had acquired tools and dies at a cost of $13,036. The accumulated depreciation recorded on these assets as of March 31, 2009 was $4,469.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009

Note 5-

LOAN PAYABLE:

During 2006, the Company borrowed the sum of $16,000 from an independent third party. The loan is payable on demand and bears interest at the rate of 6.75% per annum. As of March 31, 2009, no principal payments had been made on this loan. The amount of interest accrued on this loan as of March 31, 2009 was $3,270.

During August 2008, the Company borrowed the sum of $4,000 from two individuals on a non-interest bearing basis. The loans are payable upon demand and as of March 31, 2009, they remained unpaid.

Note 6-

RELATED PARTY TRANSACTIONS:

As of March 31, 2009, the Company’s President had loaned the Company $6,562 on a non-interest bearing basis to provide funding for certain operating expenses. As of March 31, 2009, this amount remained unpaid. Additionally, during 2007, a Director and shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008, this same individual loaned the Company ad additional $5,000 to be used as working capital. As of March 31, 2009, the Company had repaid $7,000 to this individual, leaving a balance due him of $6,000.

Note 7-

STOCKHOLDERS’ EQUITY:

Prior to the merger, the Company was authorized to issue 50,000,000 of its common stock. As of March 31, 2008, the Company had 20,390,519 shares of common stock issued and outstanding. On February 7, 2008, the Board of Directors voted to increase the numbers of common stock authorized to120,000,000 shares. As of March 31, 2009 the Company reported 119,815,519 shares of common stock as issued and outstanding.

The Company is also authorized to issue 1,000,000 of its no par preferred stock. As of March 31, 2009, none of these shares were issued and outstanding.

Note 8-

STOCK-BASED COMPENSATION:

On November 6, 2007, the Company issued 20,000,000 shares of its common stock to Hoss Capital, LLC in consideration for consulting services rendered to the Company amounting to $20,000. With the issuance of theses shares, Hoss Capital, LLC effectively owned 98.08% of the issued and outstanding common stock of the Company. In January 2008 Hoss Capital sold its 20,000,000 shares in a private transaction to an individual. Concurrent with the merger, as stated in Note 1, this individual surrendered 19,700,000 shares back to the Company in order to facilitate the merger discussed in Note 9.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009

Note 9-

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

Note 10-

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

The Company had filed for a provisional patent for the Hybred Horseshoe in 2007. The Company has spent approximately 1,000 hours researching and developing the Hybred Horseshoe. No known governmental approval is expected for the Hybred Horseshoe and no known governmental regulation is expected to impact the Hybred Horseshoe at this time.

The Company currently has no employees.

Revenues

We have not generated revenue as of the date hereof.

Operating Expenses

Our operating expenses for the three months ended March 31, 2009 and the three months ended March 31, 2008 were $2,577 and $ 74,013, respectively. The $ 71,436 decrease in operating expenses for the three months ended March 31, 2009  when compared to the three months ended March 31, 2008 was primarily due to the Company not having sufficient working capital and curtailing operating expenses.

Net Loss

The net loss for the three months ended March 31, 2009 and the year ended December 31, 2008 was $ 2,948 and $74,376, respectively. The decrease in our net loss for the respective periods is primarily attributable to the factors set forth under Operating Expenses above.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of March 31, 2009 we had total assets of $ 8,567 as compared to total assets of $ 9,033 as of December 31, 2008. The decrease in our assets is due to depreciation of $ 466 being recorded for the three months ended March 31, 2009.

We reported current liabilities totaling $ 67,121 as of March 31, 2009 as compared to $ 64,639 as of December 31, 2008. Accounts payable and loans payable total $50,080 and $49,080 respectively for each period

We use available finances to fund ongoing operations. Funds will be used for general and administrative expenses. We do not have sufficient funds available to meet our current liabilities. Unless we secure additional financing, it is unlikely that we will be able to continue our current operations.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated by the Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 4. Controls and Procedures (continued)

The Company carried out an evaluation under the supervision and the Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

 The Company is not a party to, or the subject of any material pending legal proceedings.

Item 1A.

Risk Factors

The Company is a Smaller Reporting Company. A Smaller Reporting Company is not required to provide the risk factor disclosure required by this form.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2005, the Company issued a note payable to its registered Agent in the amount of $15,000 for services rendered upon reincorporation of the Company. The note is payable on demand and bears interest at the rate of 10% per annum. The amount accrued on this note as of March 31, 2009 was $ 3,968. On January 16, 2008, the Agent assigned the note to seven different parties. On February 12, 2008, those seven parties converted their portions of the original note into a 19,125,000 shares of the Company’s common stock.

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