Form 10-Q
period 2009-06-30
Hybred International, Inc.
filed 2009-11-13
CIK 823544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_______________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

119,815,519 shares of Common Shares, par value $0.001 per share, were outstanding as of June 30, 2009.

HYBRED INTERNATIONAL, INC.

 (A Developmental Stage Company)

CONTENTS

		Page
PART I-	FINANCIAL INFORMATION

ITEM 1-	FINANCIAL STATEMENTS	1

	Balance sheet as of March 31, 2009 (unaudited) and December 31, 2008	1

	Statement of operations for the three months ended March 31, 2009 (unaudited)
	and the three months ended March 31, 2008	2

	Statement of changes in stockholders’ equity for the three months ended
	March 31, 2009 (unaudited) and the year ended December 31, 2008	3

	Statement of cash flows for the three months ended March 31, 2009 (unaudited)
	and the year ended March 31, 2008	4

	Notes to financial statements	5

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4-	CONTROLS AND PROCEDURES	12

PART II-	OTHER INFORMATION

ITEM 1-	LEGAL PROCEEDINGS	13

ITEM 1A-	RISK FACTORS	13

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	14

ITEM 4-	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

ITEM 5-	OTHER INFORMATION	14

ITEM 6-	EXHIBITS	14

SIGNATURES		15

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes Oxley Act
Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes Oxley Act

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

BALANCE SHEET

As of June 30, 2009 and December 31, 2008

	June 30, 2009 (Unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS:
Cash in bank	$-	$-

Total current assets	-	-

FIXED ASSETS:
Tools and Dies (Note 4)	13,036	13,036
Less: accumulated depreciation	(4,935)	(4,003)

Net fixed assets	8,101	9,033

Total assets	$8,101	$9,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$30,080	$29,080
Cash overdraft	-	218
NJ Corporation business tax payable	500	500
Loan payable (Note 5)	20,000	20,000
Due to-shareholders (Note 6)	12,562	11,244
Accrued interest payable	4,339	3,597

Total liabilities	68,481	64,639

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; authorized 120,000,000 shares, issued and outstanding 119,815,519 shares at June 30, 2009 and at December 31, 2008	119,816	119,816
Preferred stock, no par value, authorized 1,000,000 shares, none issued and outstanding as of June 30, 2009 and December 31, 2008	-	-
Additional paid in capital	18,450	18,450
Retained earnings (deficit)	(198,646)	(193,872)

Total stockholder’s equity	(60,380)	(55,606)

Total liabilities and stockholder’s equity	$8,101	$9,033

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

STATEMENT OF OPERATIONS

For the Six and Three Months Ended

June 30, 2009 and June 30, 2008

	Six Months Ended		Three Months Ended
	June 30, 2009 (Unaudited)	June 30, 2008 (Unaudited)	June 30, 2009 (Unaudited)	June 30, 2008 (Unaudited)

REVENUES:
Revenues	$-	$-	$-	$-

EXPENSES:
Farrier expense	-	2,252	-	1,152
Bank service charge	64	71	(11)	40
Dues and subscriptions	-	60	-	-
Auto expense	80	1,585	-	631
Marketing consultant	-	9,400	-	6,400
Marketing expense	-	1,500	-	1,500
Postage and shipping	24	165	-	30
Printing and reproduction	-	268	-	-
Office maintenance and supplies	-	979	-	739
Telephone	146	1,042	-	536
Meals and entertainment	786	3,158	-	1,831
Travel	-	2,819	-	1,971
Promotional expense	-	131	-	-
Trade shows	-	1,000	-	-
Website expenses	-	5,016	-	1,016
Rent	-	1,500	-	-
Accounting fees	2,000	3,500	1,000	1,000
Legal fees	-	30,000	-	-
Transfer agent fees	-	553	-	553
Consultants	-	1,350	-	650
Write-off of deferred offering costs	-	19,800	-	(5,500)
Depreciation expense – tools and dies	932	867	466	454
Contributions	-	325	-	325

Total expenses	4,032	87,341	1,455	13,328

Operating deficit	(4,032)	(87,341)	(1,455)	(13,328)

OTHER EXPENSES:
Interest expense	742	683	371	321

Total other expenses	742	683	371	321

Net (loss)	$(4,774)	$(88,024)	$(1,826)	$(13,649)

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period January 1, 2007 to June 30, 2009

	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings (Deficit)	Total
	Shares	Amount		Shares	Amount
Balances at January 1, 2007	390,519	$391	$-	$-	$-	$(18,016)	$(17,625)

Compensatory stock issuance	20,000,000	20,000	-	-	-	-	20,000

Net loss of the year ended December 31, 2007	-	-	-	-	-	(24,500)	(24,500)

Balances at December 31, 2007	20,390,519	$20,391	$-	$-	$-	$(42,516)	$(22,125)

Issuance 300,000 shares of common stock, par value $.001 per share, at $.30 per share	300,000	300	89,700	-	-	-	90,000

Conversion of existing note payable of $15,000 plus accrued interest of $4,125 into common stock at par, $.001 per share	19,125,000	19,125	-	-	-	-	19,125

Cancellation of 19,700,000 shares of common stock issued	(19,700,000)	(19,700)	-	-	-	-	(19,700)

Merger with Hybred International pursuant to the plan of merger; shares issued on a 1:1 basis to Hybred shareholders	80,000,000	80,000	(71,550)	-	-	(47,080)	(38,630)

Issuance of 19,700,000 shares to cancel debt	19,700,000	19,700	300	-	-	-	20,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	(104,276)	(104,276)

Balances at December 31, 2008	119,815,519	$119,816	$18,450	$-	$-	$(193,872)	$(55,606)

Net loss for the six months ended June 30, 2009	-	-	-	-	-	(4,774)	(4,774)

Balances at June 30, 2009	119,815,519	$119,816	$18,450	$-	$-	$(198,646)	$(60,380)

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

STATEMENT OF CASH FLOWS

For the Six Months Ended

June 30, 2009 and June 30, 2008

	June 30, 2009 (Unaudited)	June 30, 2008 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,774)	$(88,024)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation expense	932	3,135

Changes in assets and liabilities:
Increase in accounts payable	2,000	20,080
(Decrease) in cash overdraft	(218)
Increase in accrued interest payable	742	(1,257)

Total adjustments	3,456	21,958

NET CASH (USED) BY OPERATING ACTIVITIES	(1,318)	(66,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of tools and dies	-	(13,036)

NET CASH (USED) BY INVESTING ACTIVITIES	-	(13,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock at $.30 per share	-	90,000
Conversion of note payable	-	19,125
Loans from shareholders	1,318	8,243
Cancellation of 19,700,000 shares at par value	-	(19,700)
Common stock issued pursuant to merger agreement	-	80,000
Issuance of 19,700,000 shares of common stock to cancel debt	-	20,000
Recapitalization of common stock	-	(71,550)
Consolidation of pre-merger Company’s accumulated losses	-	(47,080)
(Decrease) in note payable	-	(15,000)
Increase in loan payable	-	16,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,318	80,038

Increase in cash	-	936

Cash, beginning of period	-	-

Cash, end of period	$-	$936

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2009

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

For the Six Months Ended June 30, 2009

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

Effect of New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Principles- a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP.

Rules and interpretive releases of the SEC under the authority of Federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the ASC carries an equal level of authority.

The ASC supersedes all existing non-SEC accounting and reporting standards. The FASB will not issue new standards in the form of any SFAS, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates (“ASU”) that will serve to update the ASC, provide background information about the guidance and provide the bases for conclusions on the change(s) in the ASC. The adoption of SFAS No. 168 will not have an impact upon the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued FSP FAS 165, “Subsequent Events”, which provides authoritative accounting literature related to evaluating subsequent events. FASB FAS 165 is similar to current guidance with some exceptions that are not intended to result in significant change to current practice. FSP FAS165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of FSP FAS165 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of FSP FAS165 effective as of June 30, 2009 and its adoption did not have a material impact on the Company’s financial position, results of operations, cash flows or its required disclosures in its Form 10-Q. The Company has evaluated subsequent events through October 30, 2009.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2009

Note 2-

SIGNIFICANT ACCOUNTING POLICIES: (continued)

Effect of New Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 107-1 and APB No. 28-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company believes that with its adoption of FIN 48, that the income tax positions taken by it did not have a material effect on the financial statements for the six months ended June 30, 2009.

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

For the Six Months Ended June 30, 2009

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

Note 4-

FIXED ASSETS:

Fixed assets consist of tools and dies which are recorded at cost. These assets are being depreciated using the straight line method of depreciation over an estimated useful life of seven years. As of June 30, 2009 the Company had acquired tools and dies at a cost of $13,036. The accumulated depreciation recorded on these assets as of June 30, 2009 was $4,935.

Note 5-

LOAN PAYABLE:

During 2006, the Company borrowed the sum of $16,000 from an independent third party. The loan is payable on demand and bears interest at the rate of 6.75% per annum. As of June 30, 2009, no principal payments had been made on this loan. The amount of interest accrued on this loan as of June 30, 2009 was $3,540.

During August 2008, the Company borrowed the sum of $4,000 from two individuals on a non-interest bearing basis. The loans are payable upon demand and as of June 30, 2009, they remained unpaid.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2009

Note 6-

RELATED PARTY TRANSACTIONS:

As of June 30, 2009, the Company’s President had loaned the Company $6,562 on a non-interest bearing basis to provide funding for certain operating expenses. As of June 30, 2009, this amount remained unpaid. Additionally, during 2007, a Director and shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000, to be used for working capital. As of June 30, 2009, the Company had repaid $7,000 to this individual, leaving a balance due him of $6,000.

Note 7-

STOCKHOLDERS’ EQUITY:

Prior to the merger, the Company was authorized to issue 50,000,000 of its common stock. As of June 30, 2008, the Company had 20,390,519 shares of common stock issued and outstanding. On February 7, 2008, the Board of Directors voted to increase the numbers of common stock authorized to120,000,000 shares. As of June 30, 2009 the Company reported 119,815,519 shares of common stock as issued and outstanding.

The Company is also authorized to issue 1,000,000 of its no par preferred stock. As of June 30, 2009, none of these shares were issued and outstanding.

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

For the Six Months Ended June 30, 2009

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

Operating Expenses

The Company’s operating expenses for the six months ended June 30, 2009 and June 30, 2008 were $4,032 and $87,341, respectively. The $83,309 decrease in operating expense when compared to the six months ended June 30, 2008 was primarily due to the Company not having sufficient working capital and curtailing operating expenses.

Net Loss

The loss for the six months ended June 30, 2009 and June 30, 2008 was $4,774 and $88,024, respectively. The decrease in the Company’s net loss for the respective periods is primarily attributable to the factors set forth under Operating Expenses above.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of June 30, 2009 the Company had total assets of $8,101 as compared to total assets of $9,033 as of December 31, 2008. The reason for this decrease in our assets is directly attributable to additional depreciation being reported.

Current liabilities as of June 30, 2009 were $68,481 as compared to $64,639 as of December 31, 2008. Accounts payable and loans payable were $51,080 and $49,080 respectively.

The Company uses available finances to fund ongoing operations. Funds will be used for general and administrative expenses. The Company does not have sufficient funds available to meet its current liabilities. Unless it secures additional financing, it is unlikely that the Company will be able to continue our current operations.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation under the supervision of the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 4. Controls and Procedures (continued)

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 12, 2009

/s/ Gary Kouletas

President (Principal Executive Officer)