Form 10-Q
period 2009-09-30
Hybred International, Inc.
filed 2009-11-16
CIK 823544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_______________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

119,815,519 shares of Common Shares, par value $0.001 per share, were outstanding as of September 30, 2009.

HYBRED INTERNATIONAL, INC.

 (A Developmental Stage Company)

CONTENTS

		Page
PART I-	FINANCIAL INFORMATION

ITEM 1-	FINANCIAL STATEMENTS	1

	Balance sheet as of September 30, 2009 (unaudited) and December 31, 2008	1

	Statement of operations for the three and nine months ended September 30, 2009
	and September 30, 2008 (unaudited)	2

	Statement of changes in stockholders’ equity for the period January 1, 2007
	to September 30, 2009 (unaudited)	3

	Statement of cash flows for the nine months ended September 30, 2009
	September 30, 2008 (unaudited)	4

	Notes to financial statements	5

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4-	CONTROLS AND PROCEDURES	12

PART II-	OTHER INFORMATION

ITEM 1-	LEGAL PROCEEDINGS	13

ITEM 1A-	RISK FACTORS	13

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	14

ITEM 4-	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

ITEM 5-	OTHER INFORMATION	14

ITEM 6-	EXHIBITS	14

SIGNATURES		15

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes Oxley Act
Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes Oxley Act

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

BALANCE SHEET

As of September 30, 2009 and December 31, 2008

	Sept. 30, 2009 (Unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS:
Cash in bank	$-	$-

Total current assets	-	-

FIXED ASSETS:
Tools and Dies (Note 4)	13,036	13,036
Less: accumulated depreciation	(5,401))	(4,003)

Net fixed assets	7,635	9,033

Total assets	$7,635	$9,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$32,080	$29,080
Cash overdraft	-	218
NJ Corporation business tax payable	500	500
Loan payable (Note 5)	20,000	20,000
Due to-shareholders (Note 6)	12,962	11,244
Accrued interest payable	4,711	3,597

Total liabilities	70,253	64,639

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; authorized 120,000,000 shares, issued and outstanding 119,815,519 shares at September 30, 2009 and at December 31, 2008	119,816	119,816
Preferred stock, no par value, authorized 1,000,000 shares, none issued and outstanding as of September 30, 2009 and December 31, 2008	-	-
Additional paid in capital	18,450	18,450
Retained earnings (deficit)	(200,884)	(193,872)

Total stockholder’s equity	(62,618)	(55,606)

Total liabilities and stockholder’s equity	$7,635	$9,033

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

STATEMENT OF OPERATIONS

For the Nine and Three Months Ended

September 30, 2009 and September 30, 2008

	Nine Months Ended		Three Months Ended
	Sept. 30, 2009 (Unaudited)	Sept. 30, 2008 (Unaudited)	Sept. 30, 2009 (Unaudited)	Sept. 30, 2008 (Unaudited)

REVENUES:
Revenues	$-	$-	$-	$-

EXPENSES:
Farrier expense	-	2,251	-	-
Bank service charge	64	166	-	95
Dues and subscriptions	-	60	-	-
Auto expense	80	2,176	-	591
Marketing consultant	-	9,400	-	-
Marketing expense	-	1,719	-	219
Postage and shipping	24	348	-	183
Printing and reproduction	-	268	-	-
Office maintenance and supplies	-	1,086	-	107
Telephone	146	1,644	-	602
Meals and entertainment	786	5,284	-	2,126
Travel	-	2,819	-	-
Promotional expense	-	131	-	-
Trade shows	-	1,000	-	-
Website expenses	-	6,280	-	1,265
Rent	-	1,500	-	-
Accounting fees	3,000	4,500	1,000	1,000
Legal fees	-	30,000	-	-
Consultants	-	3,300	-	1,950
Transfer agent fees	400	1,540	400	986
Write-off of deferred offering costs	-	19,800	-	-
Depreciation expense – tools and dies	1,398	1,301	466	434
Contributions	-	325	-	-

Total expenses	5,898	96,898	1,866	9,558

Operating deficit	(5,898)	(96,898)	(1,866)	(9,558)

OTHER EXPENSES:
Interest expense	1,114	1,042	371	358

Total other expenses	1,114	1,042	371	358

Net (loss)	$(7,012)	$(97,940)	$(2,237)	$(9,916)

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period January 1, 2007 to September 30, 2009

	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings (Deficit)	Total
	Shares	Amount		Shares	Amount
Balances at January 1, 2007	390,519	$391	$-	$-	$-	$(18,016)	$(17,625)

Compensatory stock issuance	20,000,000	20,000	-	-	-	-	20,000

Net loss of the year ended December 31, 2007	-	-	-	-	-	(24,500)	(24,500)

Balances at December 31, 2007	20,390,519	$20,391	$-	$-	$-	$(42,516)	$(22,125)

Issuance 300,000 shares of common stock, par value $.001 per share, at $.30 per share	300,000	300	89,700	-	-	-	90,000

Conversion of existing note payable of $15,000 plus accrued interest of $4,125 into common stock at par, $.001 per share	19,125,000	19,125	-	-	-	-	19,125

Cancellation of 19,700,000 shares of common stock issued	(19,700,000)	(19,700)	-	-	-	-	(19,700)

Merger with Hybred International pursuant to the plan of merger; shares issued on a 1:1 basis to Hybred shareholders	80,000,000	80,000	(71,550)	-	-	(47,080)	(38,630)

Issuance of 19,700,000 shares to cancel debt	19,700,000	19,700	300	-	-	-	20,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	(104,276)	(104,276)

Balances at December 31, 2008	119,815,519	$119,816	$18,450	$-	$-	$(193,872)	$(55,606)

Net loss for the nine months ended September 30, 2009	-	-	-	-	-	(7,012)	(7,012)

Balances at September 30, 2009	119,815,519	$119,816	$18,450	$-	$-	$(200,884)	$(62,618)

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

STATEMENT OF CASH FLOWS

For the Nine Months Ended

September 30, 2009 and September 30, 2008

	Sept. 30, 2009 (Unaudited)	Sept. 30, 2008 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(7,012)	$(97,940)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation expense	1,398	3,569

Changes in assets and liabilities:
Increase in accounts payable	3,000	21,080
Increase (decrease) in cash overdraft	(218)	188
Increase (decrease) in accrued interest payable	1,114	(900)

Total adjustments	5,294	23,937

NET CASH (USED) BY OPERATING ACTIVITIES	(1,718)	(74,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of tools and dies	-	(13,036)

NET CASH (USED) BY INVESTING ACTIVITIES	-	(13,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock at $.30 per share	-	90,000
Conversion of note payable	-	19,125
Loans from shareholders	1,718	11,244
Cancellation of 19,700,000 shares at par value	-	(19,700)
Common stock issued pursuant to merger agreement	-	80,000
Issuance of 19,700,000 shares of common stock to cancel debt	-	20,000
Recapitalization of common stock	-	(71,550)
Consolidation of pre-merger Company’s accumulated losses	-	(47,080)
(Decrease) in note payable	-	(15,000)
Increase in loan payable	-	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,718	87,039

Increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009

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

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009

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

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009

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

The Company believes that with its adoption of FIN 48, that the income tax positions taken by it did not have a material effect on the financial statements for the nine months ended September 30, 2009.

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

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009

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

Note 4-

FIXED ASSETS:

Fixed assets consist of tools and dies which are recorded at cost. These assets are being depreciated using the straight line method of depreciation over an estimated useful life of seven years. As of September 30, 2009 the Company had acquired tools and dies at a cost of $13,036. The accumulated depreciation recorded on these assets as of September 30, 2009 was $5,401.

Note 5-

LOANS PAYABLE:

During 2006, the Company borrowed the sum of $16,000 from an independent third party. The loan is payable on demand and bears interest at the rate of 6.75% per annum. As of September 30, 2009, no principal payments had been made on this loan. The amount of interest accrued on this loan as of September 30, 2009 was $3,810.

During August 2008, the Company borrowed the sum of $4,000 from two individuals on a non-interest bearing basis. The loans are payable upon demand and as of September 30, 2009, they remained unpaid.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009

Note 6-

RELATED PARTY TRANSACTIONS:

As of September 30, 2009, the Company’s President had loaned the Company $6,962 on a non-interest bearing basis to provide funding for certain operating expenses. As of September 30, 2009, this amount remained unpaid. Additionally, during 2007, a Director and shareholder of the Company loaned the Company $8,000. The Loan is payable on demand and bears interest at the rate of 6.75% per annum. The proceeds of the loan were used to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000, to be used for working capital. This additional loan bears interest at the rate of 6.75% per annum. As of September 30, 2009, the Company had repaid $7,000 to this individual, leaving a balance due him of $6,000. The accrued interest payable as of September 30, 2009 on the loan payable due to this individual was $901.

Note 7-

STOCKHOLDERS’ EQUITY:

Prior to the merger, the Company was authorized to issue 50,000,000 of its common stock. As of December 31, 2007, the Company had 20,390,519 shares of common stock issued and outstanding. On February 7, 2008, the Board of Directors voted to increase the numbers of common stock authorized to120,000,000 shares. As of September 30, 2009 the Company reported 119,815,519 shares of common stock as issued and outstanding.

The Company is also authorized to issue 1,000,000 of its no par preferred stock. As of September 30, 2009, none of these shares were issued and outstanding.

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

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009

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

(A Developmental Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements of: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital requirements research and development expenditures, repayments of debt, business strategies, and expansion and growth of business operations. These statements are based on certain assumptions and analyses made by the Company’s management in light of past experience and perception of: historical trends, current conditions, expected future developments, and other factors that the Company’s management believes are appropriate under the circumstances. We caution the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with the financial environment, the regulatory environment, and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified below.

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

Operating Expenses

The Company’s operating expenses for the nine months ended September 30, 2009 and September 30, 2008 were $5,898 and $96,898, respectively. The $91,000 decrease in operating expense when compared to the nine months ended September 30, 2008 was primarily due to the Company not having sufficient working capital and curtailing operating expenses.

Net Loss

The loss for the nine months ended September 30, 2009 and September 30, 2008 was $7,012 and $97,940, respectively. The decrease in the Company’s net loss for the respective periods is primarily attributable to the factors set forth under Operating Expenses above.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of September 30, 2009 the Company had total assets of $7,635 as compared to total assets of $9,033 as of December 31, 2008. The reason for this decrease in assets is directly attributable to additional depreciation being reported.

Current liabilities as of September 30, 2009 were $70,253 as compared to $64,639 as of December 31, 2008. Accounts payable and loans payable were $52,080 and $49,080 respectively.

The Company uses available finances to fund ongoing operations. Funds will be used for general and administrative expenses. The Company does not have sufficient funds available to meet its current liabilities. Unless it secures additional financing, it is unlikely that we will be able to continue current operations.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act) that are designed to ensure that information required to be disclosed in the reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation under the supervision of the Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

HYBRED INTERNATIONAL, INC.

(A Developmental Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 4. Controls and Procedures (continued)

There have been no changes in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not a party to, or the subject of any material pending legal proceedings.

Item 1A.

Risk Factors

The Company is a Smaller Reporting Company. A Smaller Reporting Company is not required to provide the risk factor disclosure required by this form.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2005, the Company issued a note payable to its registered Agent in the amount of $15,000 for services rendered upon reincorporation of the Company. The note is payable on demand and bears interest at the rate of 10% per annum. The amount of accrued interest on this note as of December 31, 2007 was $4,125. On January 16, 2008, the Agent assigned the note to seven different parties. On February 12, 2008, those seven parties converted their portions of the original note into a 19,125,000 shares of the Company’s common stock.

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