Form 10-Q/A
period 2009-06-30
Hybred International, Inc.
filed 2010-01-19
CIK 823544

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

Explanatory Note

The Company is filing this Amendment Number1 to Form 10-Q in order to correct Note 6 to the financial statements with reference to a loan payable to a Director of the Company.

The loans made by this individual were interest bearing with interest accrued by the Company.

The restated Note 6 is as follows:

As of June 30, 2009, the Company’s President had loaned the Company $6,562 on a non-interest bearing basis to provide funding for certain operating expenses. As of June 30, 2009, this amount remained unpaid. Additionally, during 2007, a Director and shareholder of the Company loaned the Company $8,000. The Loan is payable on demand and bears interest at the rate of 6.75% per annum. The proceeds of the loan were used  to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000, to be used for working capital. This additional loan bears interest at the rate of 6.75% per annum. As of June 30, 2009, the Company had repaid $7,000 to this individual, leaving a balance due him of $6,000. The accrued interest payable as of June 30, 2009 on the loan payable due to this individual was $799.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

HYBRED INTERNATIONAL, INC.
( A Developmental Stage Company)
BALANCE SHEET

As of June 30, 2009 and December 31, 2008

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash in bank	$-	$-

Total current assets	-	-

FIXED ASSETS:
Tools and Dies (Note 4)	13,036	13,036
Less: accumulated depreciation	(4,935)	(4,003)

Net fixed assets	8,101	9,033

Total assets	$8,101	$9,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$31,080	$29,080
Cash overdraft	-	218
NJ Corporation business tax payable	500	500
Loan payable (Note 5)	20,000	20,000
Due to-shareholders (Note 6)	12,562	11,244
Accrued interest payable	4,339	3,597

Total liabilities	68,481	64,639

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; authorized 120,000,000 shares, issued and outstanding 119,815,519 shares at June 30, 2009 and at December 31, 2008	119,816	119,816
Preferred stock, no par value, authorized 1,000,000 shares, none issued and outstanding as of June 30, 2009 and December 31, 2008	-	-
Additional paid in capital	18,450	18,450
Retained earnings (deficit)	(198,646)	(193,872)

Total stockholder’s equity	(60,380)	(55,606)

Total liabilities and stockholder’s equity	$8,101	$9,033

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENT OF OPERATIONS

For the Six and Three Months Ended
June 30, 2009 and June 30, 2008

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Revenues	$-	$-	$-	$-

EXPENSES:
Farrier expense	-	2,252	-	1,152
Bank service charge	64	71	(11)	40
Dues and subscriptions	-	60	-	-
Auto expense	80	1,585	-	631
Marketing consultant	-	9,400	-	6,400
Marketing expense	-	1,500	-	1,500
Postage and shipping	24	165	-	30
Printing and reproduction	-	268	-	-
Office maintenance and supplies	-	979	-	739
Telephone	146	1,042	-	536
Meals and entertainment	786	3,158	-	1,831
Travel	-	2,819	-	1,971
Promotional expense	-	131	-	-
Trade shows	-	1,000	-	-
Website expenses	-	5,016	-	1,016
Rent	-	1,500	-	-
Accounting fees	2,000	3,500	1,000	1,000
Legal fees	-	30,000	-	-
Transfer agent fees	-	553	-	553
Consultants	-	1,350	-	650
Write-off of deferred offering costs	-	19,800	-	(5,500)
Depreciation expense – tools and dies	932	867	466	454
Contributions	-	325	-	325

Total expenses	4,032	87,341	1,455	13,328

Operating deficit	(4,032)	(87,341)	(1,455)	(13,328)

OTHER EXPENSES:
Interest expense	742	683	371	321

Total other expenses	742	683	371	321

Net (loss)	$(4,774)	$(88,024)	$(1,826)	$(13,649)

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

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENT OF CASH FLOWS

For the Six Months Ended
June 30, 2009 and June 30, 2008

	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,774)	$(88,024)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation expense	932	3,135

Changes in assets and liabilities:
Increase in accounts payable	2,000	20,080
(Decrease) in cash overdraft	(218)
Increase in accrued interest payable	742	(1,257)

Total adjustments	3,456	21,958

NET CASH (USED) BY OPERATING ACTIVITIES	(1,318)	(66,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of tools and dies	-	(13,036)

NET CASH (USED) BY INVESTING ACTIVITIES	-	(13,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock at $.30 per share	-	90,000
Conversion of note payable	-	19,125
Loans from shareholders	1,318	8,243
Cancellation of 19,700,000 shares at par value	-	(19,700)
Common stock issued pursuant to merger agreement	-	80,000
Issuance of 19,700,000 shares of common stock to cancel debt	-	20,000
Recapitalization of common stock	-	(71,550)
Consolidation of pre-merger Company’s accumulated losses	-	(47,080)
(Decrease) in note payable	-	(15,000)
Increase in loan payable	-	16,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,318	80,038

Increase in cash	-	936

Cash, beginning of period	-	-

Cash, end of period	$-	$936

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

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

    For the Six Months Ended June 30, 2009

Note 6-                   RELATED PARTY TRANSACTIONS:

As of June 30, 2009, the Company’s President had loaned the Company $6,562 on a non-interest bearing basis to provide funding for certain operating expenses. As of June 30, 2009, this amount remained unpaid. Additionally, during 2007, a Director and shareholder of the Company loaned the Company $8,000. The Loan is payable on demand and bears interest at the rate of 6.75% per annum. The proceeds of the loan were used  to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000, to be used for working capital. This additional loan bears interest at the rate of 6.75% per annum. As of June 30, 2009, the Company had repaid $7,000 to this individual, leaving a balance due him of $6,000. The accrued interest payable as of June 30, 2009 on the loan payable due to this individual was $799.

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

Operating Expenses

Our operating expenses for the six months ended June 30, 2009 and the six months ended June 30, 2008 were $4,032 and $87,341, respectively. The $83,309 decrease in operating expense when comparing the six months ended June 30, 2008 was primarily due to the Company not having sufficient working capital and curtailing operating expenses.

Net Loss

Net loss for the six months ended June 30, 2009 and the six months ended June 30, 2008 was $4,774 and $88,024, respectively. The decrease in our net loss for the respective periods is primarily attributable to the factors set forth under Operating Expenses above.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of June 30, 2009 we had total assets of $8,101 as compared to total assets of $9,033 as of December 31, 2008. The reason for this decrease in our assets is directly attributable to additional depreciation being reported.

Current liabilities as of June 30, 2009 were $68,481 as compared to $64,639 as of December 31, 2008. Our accounts payable and loans payable were $51,080 and $49,080 respectively.

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

January 19, 2010

Gary Kouletas
President (Principal Executive Officer)