Form 10-K
period 2009-12-31
Hybred International, Inc.
filed 2011-09-28
CIK 823544

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

U.S. SECURITIES AND EXCHANGE COMMISION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                   to

Commission File Number 033-17774-NY
Hybred International, Inc.
(Name of Small Business Issuer in Its Charter)

COLORADO	93-0955290
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
In Company)

330 W. Pleasantview Avenue, Suite 163 140 58th Street, Suite 8E	(201) 788-3785
Hackensack, NJ 07601	(Issuer’s Telephone Number,
(Address of Principal Executive Offices)	Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Act: Common Stock, $.001 Par Value Per Share

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold. (September 21, 2011) $33,073.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: On September 21, 2011, the Registrant had 169,365,519 shares of common stock issued and outstanding.

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

In November 2009, the Board of Directors voted to increase the number of authorized shares to 200,000,000.

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

Item 2.                   Description of Property

The Company’s President provided office space and facilities on a rent-free basis.

Item 3.                   Legal Proceedings

The Company is not a party to, or the subject of any material pending legal proceedings.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

PART I

Item 4.                   Submission of Matters to Vote of Security Holders

No matters were submitted to shareholders during the fourth quarter for the year ended December 31, 2009.

PART II

Item 5.                   Market for Common Equity and Related Stockholder Matters

The common stock of the Company (the “common stock”) is traded in the Over-The-Counter Market and is quoted on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) System Bulletin Board and the Electronic Bulletin Board (OTCBB) under the symbol “HYII”.

Market Information
The range of high and low bid prices for the Company’s common stock, for the periods indicated, are set forth below.

Year	High Bid	Low Bid

Year ended December 31, 2009 (*)

1st Quarter	$0.0100	$0.0020
2nd Quarter	$0.0260	$0.0020
3rd Quarter	$0.0140	$0.0015
4th Quarter	$0.0095	$0.0021

Year ended December 31, 2008 (*)

1st Quarter	$0.1500	$0.0200
2nd Quarter	$0.2600	$0.1500
3rd Quarter	$0.2800	$0.0200
4th Quarter	$0.0350	$0.0010

(*) As reported by the OTCBB.

The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.  Such quotations do not necessarily represent actual transactions.

On September 21, 2011, the high bid for the common stock was $0.0002 and the low bid was $0.0002

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

The Company, a developmental stage company has not yet generated any revenues to date with the exception of one sale of a prototype horseshoe.

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

The Company had filed for a provisional patent for the Hybred Horseshoe in 2007. The Company has expended approximately 1,000 hours researching and developing the Hybred Horseshoe. No knowngovernmental approval is expected for the Hybred Horseshoe and no known governmental regulation is expected to impact the Hybred Horseshoe at this time.

For the year ended December 31, 2009, the Company expended $0 in research and development activities.

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

The Company is a developmental stage company and has not generated any revenues to date with the exception of one sale of a prototype horseshoe.

The Company has maintained operating activities to date by raising funds through the unregistered sale of its securities and borrowings from shareholders and third parties.

•	Consultant Agreement

On December 25, 2009, The Company entered into an agreement with an individual whereby that individual would attempt to introduce the Company to potential investors for the purpose of procuring funding for the Company. Additionally, he will advise the Company on general business development.

The agreement shall be in effect for a period of two years ending on December 24, 2011 and provides for monthly payments of $5,000 over the term of the contract.

•	Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

PART 1I

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk

The Company is a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.                   Financial Statements

See index to financial statements appearing on page 18.

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). In designing and evaluating the disclosure controls and procedures, the principal executive officer recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Under the supervision of the principal executive officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, the principal executive officer has concluded that our internal control over financial reporting is effective as of December 31, 2009.

Management’s report on Internal Controls over Financial Reporting

Our management, under the supervision of our Chief Executive Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

Item 9A.                Controls and Procedures (continued)

Evaluation of Disclosure Controls and Procedures (continued)

(i)   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

(ii)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this evaluation, management used the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report on Form 10-K does not include an attestation report of our independent register public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

We do not expect that internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

Item 9A.                Controls and Procedures (continued)

Evaluation of Disclosure Controls and Procedures (continued)

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

Other Information Related to Internal Controls

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

PART III

Item 10.                 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the 1934 Exchange Act

Officers and Board of Directors

The Company’s Board of Directors consists of Gary Kouletas; the Company’s counsel, Martin Honig, Esq; and an independent director, Paul Stitzer.

Mr. Kouletas was the founder of Hybred International, Inc. He has over ten years of entrepreneurial startup business owner experience. Mr. Kouletas attended William Paterson University and Montclair    University, both in New Jersey. After College, Mr. Kouletas became operating partner of Kouletas Real Estate, a commercial property management company. He then went on to develop Kouletas Construction, a town home development company in southern New Jersey. Mr. Kouletas has been involved in the horseshoe manufacturing business for the past seven years. From 2002-2005 Mr. Kouletas served as a consultant to International Surfacing, Inc., a research and development company, concentrating on the development of a rubberized horseshoe and rubber metal bonding. He has designed numerous therapeutic and innovative horseshoes and corroborated with top industry professionals to create and bring to market the Hybred Horseshoe.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

PART III

Item 10.                 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the 1934 Exchange Act (continued)

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

All directors serve for a term of one year or until their successors are duly elected. All officers serve at the discretion of the Board of Directors.

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

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

PART III

Item 10.                 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the 1934 Exchange Act (continued)

Officers and Board of Directors (continued)

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the year ended December 31, 2009.

Item 11.                 Executive Compensation

(None)

Item 12.                Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2009 with respect to (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) the Executive Officer and Directors who own common stock in the Company; and (iii) the  Executive Officer and Directors as a group.  As of December 31, 2009 there were 169,365,519 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount of and Nature of Beneficial Ownership	Percentage of Class
Common Stock $.001 Par Value	Gary Kouletas 370 W. Pleasantview Ave Hackensack, NJ 07601	63,515,043	38%
	Martin Honig 35 Pinelawn Rd Melville, NY 11747	8,934,957	5%
	Paul Stitzer 20220 Boca West Drive Boca Raton, Fl 33434	250,000	*
All Officers & Directors as a Group (3 in number)		72,700,000	43%
______________________
* Less than 1%.

All shares set forth above are owned directly by the named individual unless otherwise stated.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

PART III

Item 13.                 Certain Relationships and Related Transactions

As of December 31, 2008, the Company’s President had loaned the Company $5,244 on a non-interest bearing basis to provide funding for certain operating expenses. As of December 31, 2009, this amount had been repaid. Additionally, during 2007, a Director and shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital. As of December 31, 2009, the Company had repaid $7,000 to this individual, leaving a balance due him of $6,000.

Item 14.                 Principal Accountant Fees and Services

The Board of Directors of Hybred has selected Jerome Rosenberg CPA, P.C. as the independent auditor of Hybred for the year ending December 31, 2009.  Shareholders are not asked to approve such selection because such approval is not required.  The audit services provided by Jerome Rosenberg CPA, P.C. consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters.  A member of the firm is expected to be present at the next meeting of shareholders, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

Audit Fees.  During the year ended December 31, 2009, Hybred incurred an aggregate of $2,500 to Jerome Rosenberg CPA, P.C. for fees related to the audit of its financial statements.

Audit Related Fees. During the year ended December 31, 2009, no fees were paid to Jerome Rosenberg CPA, P.C. with respect to financial systems design or implementation.

Tax Fees.  During the year ended December 31, 2009, the Company incurred to Jerome Rosenberg CPA, P.C. the sum of $500 for tax compliance, tax advice and tax planning services.

All Other Fees.  During the fiscal year ended December 31, 2009, Hybred did not pay any other fees for services to its auditor.

The Board of Directors has determined that the services provided by Jerome Rosenberg CPA, P.C. and the fees incurred to it for such services during the year December 31, 2009 has not compromised the independence of Jerome Rosenberg CPA, P.C..

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

PART IV

Item 15.                 Exhibits

Exhibits filed with Form 10-K:

The financial statements referred to in Part II, Item 8 of this Annual Report appear on pages 18 to 30.

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

September 27, 2011

/s/ Gary Kouletas
President (Principal Executive Officer)

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

AUDITED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors
Hybred International, Inc.

We have audited the accompanying balance sheets of Hybred International, Inc.(A Developmental Stage Company) as of December 31, 2009 and December 31, 2008 and the related statements of operations, holders’ equity, and cash flows for eachof the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybred International, Inc (A Developmental Stage Company) as of December 31, 2009 and December 31, 2008 and the results of its operations and its cash flows for the years then ended in  conformity with U.S. generally accepted accounting principles.

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

/s/Jerome Rosenberg CPA, P.C.
Jerome Rosenberg CPA, P.C.
Melville, New York
September 22, 2011

HYBRED INTERNATIONAL, INC.
( A Developmental Stage Company)
BALANCE SHEETS

As of December 31, 2009 and December 31, 2008

ASSETS

	December 31,	December 31,
	2009	2008
CURRENT ASSETS:
Cash in bank	$4,725	$-

Total current assets	4,725	-

FIXED ASSETS:
Tools and Dies (Note 4)	13,036	13,036
Less: accumulated depreciation	(5,867)	(4,003)

Net fixed assets	7,169	9,033

Total assets	$11,894	$9,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$50,863	$29,080
Cash overdraft	-	218
NJ Corporation business tax payable	1,000	500
Loans payable (Note 5)	17,900	20,000
Due to-shareholders (Note 6)	6,000	11,244
Accrued interest payable	5,244	3,597
Deferred income (Note 7)	17,500	-

Total liabilities	98,507	64,639

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; authorized 200,000,000 shares, issued and outstanding 169,365,519 shares at December 31, 2009 and 120,000,000 shares authorized, par value $.001, issued and outstanding 119,815,819 at December 31, 2008	169,366	119,816
Preferred stock, no par value, authorized 1,000,000 shares, none issued and outstanding as of December 31, 2009 and December 31, 2008	-	-
Additional paid in capital (Note 11)	-	18,450
Retained earnings (deficit)	(255,979)	(193,872)

Total stockholder’s equity	(86,613)	(55,606)

Total liabilities and stockholder’s equity	$11,894	$9,033

The accompanying notes and independent auditors’ report should be read in conjunction with these financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009 and December 31, 2008

	December 31,	December 31,
	2009	2008
REVENUES:
Revenues	$7,500	$-

COST OF GOODS SOLD:
Rubber molding	1,200	-
Aluminum shoes	1,435	-
Total cost of goods sold	3,135	-

Gross profit	4,365	-

EXPENSES:
Farrier expense	-	2,251
Bank service charge	144	198
Dues and subscriptions	-	60
Auto expense	1,078	2,176
Marketing consultant	-	9,400
Marketing expense	-	1,719
Postage and shipping	253	348
Printing and reproduction	-	269
Office maintenance and supplies	2,745	1,086
Telephone	1,115	1,642
Meals and entertainment	4,144	5,284
Travel	-	2,819
Promotional expense	3,692	131
Trade shows	-	1,000
Website expenses	143	6,280
Rent	-	1,500
Accounting fees	3,000	9,500
Transfer agent fees	4,300	1,540
Legal fees	15,648	30,000
Consultants	-	3,300
Write-off of deferred offering costs	-	19,800
Depreciation expense – tools and dies	1,864	1,735
Contributions	-	325
Filing fee	100	-
NJ Corporation tax	500	500
Interest expense	1,646	1,413

Total expenses	40,372	104,276

Operating deficit	(36,007)	(104,276)

Loss on negotiated debt settlement (Note 11)	(26,100)	-

Net (loss)	$(62,107)	$(104,276)

The accompanying notes and independent auditors’ report should be read in conjunction with these financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2009 and December 31, 2008

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

The accompanying notes and independent auditors’ report should be read in conjunction with these financial statements

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

For the Years Ended December 31, 2009 and December 31, 2008

			Additional			Retained
	Common Stock		Paid in	Preferred Stock		Earnings
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Total
Balances at December 31, 2008 (balance forward)	119,815,519	$119,816	$18,450	$-	$-	$(193,872)	$(55,606)

Conversion of existing loan payable of $5,000 into common stock by issuing 49,550,000 shares (Notes 10 & 11)	49,550,000	49,550	(18,450)	-	-	(26,100)	5,000

Operating Net loss for the year ended December 31, 2009	-	-	-	-	-	(36,007)	(36,007)

Balances at December 31, 2009	169,365,519	$169,366	$-	$-	$-	$(255,979)	$(86,613)

The accompanying notes and independent auditors’ report should be read in conjunction with these financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009 and December 31, 2008

	December 31,	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(62,107)	$(104,276)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation expense	1,864	4,003

Changes in assets and liabilities:
Increase in accounts payable	21,783	26,080
Increase decrease in cash overdraft	(218)	218
Increase in NJ Corporation business tax payable	500	500
Increase (decrease) in accrued interest payable	1,647	(528)
Increase in deferred income	17,500	-

Total adjustments	43,076	30,273

NET CASH (USED) BY OPERATING ACTIVITIES	(19,031)	(74,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of tools and dies	-	(13,036)

NET CASH (USED) BY INVESTING ACTIVITIES	-	(13,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock at $.30 per share	-	90,000
Conversion of note payable	-	19,125
Loans from shareholders	(5,244)	11,244
Cancellation of 19,700,000 shares at par value	-	(19,700)
Common stock issued pursuant to merger agreement	-	80,000
Issuance of 19,700,000 shares of common stock to cancel debt	-	20,000
Recapitalization of common stock	-	(71,550)
Consolidation of pre-merger Company’s accumulated losses	-	(47,080)
(Decrease) in note payable	-	(15,000)
Increase (decrease) in loan payable	(2,100)	20,000
Issuance of stock to cancel debt	49,550	-
Reduction of additional paid in capital due to cancelation of debt	(18,450)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,756	87,039

Increase in cash	4,725	-

Cash, beginning of period	-	-

Cash, end of period	$4,725	$-

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

The merger agreement (the “Agreement”) stipulated that the companies would merge and the surviving entity would be Temporary Time Capital Corp., Inc.. Hybred International would then dissolve into Temporary Time Capital Corp., Inc. Temporary Time Capital Corp., Inc. would then change its name to Hybred International, Inc.. (the name of the New Jersey entity that merged into the Colorado entity, with the result that one entity with the name of Hybred International, Inc. with the business operations of the original New Jersey entity were registered to do business in the States of New Jersey and Colorado).

The shareholders of the former Hybred International, Inc. had their shares exchanged 1:1 into the new entity. The shareholders of the former Temporary Time Capital Corp., Inc. retained their holdings 1:1. The authorized number of shares in the new Hybred International, Inc. were increased to 120,000,000 (from 50,000,000) to allow for the distribution to the shareholders of the former Hybred International, Inc.

As part of the Agreement, the Directors and officers of Temporary Time Capital Corp., Inc. resigned and the officers and Directors of the former Hybred International, Inc. became the officers and Directors of the new Hybred International, Inc.

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

In November 2009, the Board of Directors voted to increase the number of shares authorized to 200,000,000 shares.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Effect of New Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Principles- a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.

Rules and interpretive releases of the SEC under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the ASC carries an equal level of authority.

The ASC superseded all existing non-SEC accounting and reporting standards. The FASB will not issue new standards in the form of any SFAS, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates (“ASU”) that will serve to update the ASC, provide background information about the guidance and provide the bases for conclusions on the change(s) in the ASC. The adoption of SFAS No. 168 did not have an impact upon the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events”, which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to current guidance with some exceptions that are not intended to result in significant change to current practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 effective as of December 31, 2009 and its adoption did not have a material impact on the Company’s financial position, results of operations, cash flows or its required disclosures in its Form 10K.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 2 -                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Effect of New Accounting Pronouncements (continued)
In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009. The guidance of FSP FAS No. 107-1 and APB No. 28-1 is now included in ASC Topic 825, Financial Statements. The adoption of FSP FAS No. 107-1 and APB No. 28-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company has adopted the provisions of ASC Topic, 740, Income Taxes which includes the provisions of Financial Accounting Standards Board Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement disclosures of tax positions taken or expected to be taken in an income tax filing.

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

The Company believes that with its adoption of ASC Topic 740, that the income tax positions taken by it did not have a material effect on the financial statements for the year ended
December 31, 2009.

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures which includes the provisions of SFAS No.157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value. ASC Topic 820 and SFAS No. 157 provide a single definition of fair value, together with a framework for measuring it, and require additional disclosure about the use of fair value to measure assets and liabilities. The Company does not believe that ASC Topic 820 will have a material impact on its financial statements.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 2 -                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Effect of New Accounting Pronouncements (continued)
The Company has adopted the provisions of ASC Topic 825, Financial Instruments, which includes the provisions of SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The objective of ASC Topic 825 and SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. They also require entities to display the fair value of those assets and liabilities.  The Company has chosen to use fair value on the face of the balance sheet. The Company does not believe that ASC Topic 825 will have a material impact on its financial statements.

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

Note 4-                  FIXED ASSETS:

Fixed assets consist of tools and dies which are recorded at cost. These assets are being depreciated using the straight line method of depreciation over an estimated useful life of seven years. As of December 31, 2009 the Company had acquired tools and dies at a cost of $13,036.  The accumulated depreciation recorded on these assets as of December 31, 2009 was $5,867.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-                   LOANS PAYABLE:

During 2006, the Company borrowed the sum of $16,000 from an independent third party. The loan is payable on demand and bears interest at the rate of 6.75% per annum. As of December 31, 2009, the Company had repaid $5,000 with the issuance of 49,550,000 shares of stock. The amount of interest accrued on this loan as of December 31, 2009 was $4,024.

During August 2008, the Company borrowed the sum of $4,000 from Brett Hamburger on a non-interest bearing basis. The loans are payable upon demand and as of December 31, 2009, they remained unpaid. Additionally during 2009, the Company borrowed $2,900 from Christine Muijono, the wife of Brett Hamburger. This loan is payable on demand and bears interest at the rate of 10% per annum.

Note 6-                   RELATED PARTY TRANSACTIONS:

As of December 31, 2008, the Company’s President had loaned the Company $5,244 on a non-interest bearing basis to provide funding for certain operating expenses. As of December 31, 2009, this amount was fully repaid. Additionally, during 2007, Martin Honig, a Director and shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital. As of December 31, 2009, the Company had repaid $7,000 to this individual, leaving a balance due him of $6,000.

Note 7-                   DEFERRED INCOME:

The Company entered into an agreement to produce and sell 1,000 pairs of a prototype horseshoe to an unrelated entity at $25 per pair. The Company did receive full payment of $25,000 for the sale of these horseshoes.  As of December 31, 2009, only 300 pairs of horse shoes were produced and delivered.

With only 300 pairs of this prototype horseshoe being produced and delivered, the Company reported revenue on this sale of $7,500 and $17,500 as deferred revenue in the accompanying financial statements.

Note 8-                   STOCKHOLDERS’ EQUITY:

Prior to the merger, the Company was authorized to issue 50,000,000 of its common stock. As of December 31, 2009, the Company had recorded as issued and outstanding 20,390,519 shares of common stock. On February 7, 2008, the Board of Directors voted to increase the numbers of common stock authorized to120,000,000 shares. On October 30, 2009, the Board of Directors voted to increase the number of common stock authorized to 200,000,000. As of December 31, 2009 the Company reported 169,365,519 shares of common stock as issued and outstanding.

The Company is also authorized to issue 1,000,000 of its no par preferred stock. As of December 31, 2009, none of these shares were issued and outstanding.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Note 10-                 STOCK ISSUANCES:

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

On November 30, 2009, the Company converted a debt of $5,000 by issuing 49,550,000 shares of its common stock. The transaction resulted in the number of outstanding shares to increase to 169,365,519. (See Note 11)

Note 11-                 LOSS ON NEGOTIATED DEBT SETTLEMENT:

On November 30, 2009, the Company liquidated a loan payable to an individual in the outstanding amount of $5,000. In consideration for the cancellation of the debt, the Company issued 49,550,000 shares of its common stock. This agreement was accounted for as a negotiated settlement using the then existing market value which was below par value for the conversion of the debt into equity.

This transaction resulted in the Company reporting a loss on conversion of $26,100 and a reduction in its additional paid in capital of $18,450.

Note 12-                CONSULTING AGREEMENT:

On December 25, 2009, The Company entered into an agreement with Brett Hamburger whereby he will attempt to introduce the Company to potential investors for the purpose of procuring funding for the Company. Additionally, he will advise the Company on general business development.

The agreement shall be in effect for a period of two years ending on December 24, 2011 and provides for monthly payments of $5,000 over the term of the contract.