Form 10-K/A
period 2009-12-31
Hybred International, Inc.
filed 2011-09-28
CIK 823544

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

U.S. SECURITIES AND EXCHANGE COMMISION
WASHINGTON, D.C. 20549

FORM 10-K /A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                   to

Commission File Number 033-17774-NY
Hybred International, Inc.
(Name of Small Business Issuer in Its Charter)

COLORADO	*
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
In Company)

330 W. Pleasantview Avenue, Suite 163 140 58th Street, Suite 8E	(201) 788-3785
Hackensack, NJ 07601	(Issuer’s Telephone Number,
(Address of Principal Executive Offices)	Including Area Code)

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report on Form 10-K /A to be signed on its behalf by the undersigned, thereunto duly authorized.

HYBRED INTERNATIONAL, INC.
(Registrant)

September 2 8 , 2011

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
The accompanying notes and independent auditors’ report should be read in conjunction with these financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009 and December 31, 2008

	December 31,	December 31,
	2009	2008
REVENUES:
Revenues	$7,500	$-

COST OF GOODS SOLD:
Rubber molding	1,200	-
Aluminum shoes	1, 9 35	-
Total cost of goods sold	3,135	-

Gross profit	4,365	-

EXPENSES:
Farrier expense	-	2,251
Bank service charge	144	198
Dues and subscriptions	-	60
Auto expense	1,078	2,176
Marketing consultant	-	9,400
Marketing expense	-	1,719
Postage and shipping	253	348
Printing and reproduction	-	269
Office maintenance and supplies	2,745	1,086
Telephone	1,115	1,642
Meals and entertainment	4,144	5,284
Travel	-	2,819
Promotional expense	3,692	131
Trade shows	-	1,000
Website expenses	143	6,280
Rent	-	1,500
Accounting fees	3,000	9,500
Transfer agent fees	4,300	1,540
Legal fees	15,648	30,000
Consultants	-	3,300
Write-off of deferred offering costs	-	19,800
Depreciation expense – tools and dies	1,864	1,735
Contributions	-	325
Filing fee	100	-
NJ Corporation tax	500	500
Interest expense	1,646	1,413

Total expenses	40,372	104,276

Operating deficit	(36,007)	(104,276)

Loss on negotiated debt settlement (Note 11)	(26,100)	-

Net (loss)	$(62,107)	$(104,276)

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