Form 10-Q
period 2010-03-31
Hybred International, Inc.
filed 2011-10-05
CIK 823544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐ NO  ☑

169,365,519 shares of Common Shares, par value $0.001 per share, were outstanding as of March 31, 2010.

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)

HYBRED INTERNATIONAL, INC.
 ( A Developmental Stage Company)
BALANCE SHEETS

As of March 31, 2010 and December 31, 2009

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash in bank	$73	$4,725

Total current assets	73	4,725

FIXED ASSETS:
Tools and Dies (Note 5)	13,036	13,036
Less: accumulated depreciation	(6,333)	(5,867)

Net fixed assets	6,703	7,169

Total assets	$6,776	$11,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$66,863	$50,863
NJ Corporation business tax payable	1,000	1,000
Loans payable (Note 6)	17,900	17,900
Due to-shareholders (Note 7)	9,444	6,000
Accrued interest payable	5,603	5,244
Deferred income ( Note 8)	17,500	17,500

Total liabilities	118,310	98,507

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; authorized 200,000,000 shares, issued and outstanding 169,365,519 shares at March 31, 2010 and at December 31, 2009	169,366	169,366
Preferred stock, no par value, authorized 1,000,000 shares, none issued and outstanding as of March 31, 2010 and December 31, 2009	-	-
Additional paid in capital	-	-
Retained earnings (deficit)	(280,900)	(255,979)

Total stockholder’s equity	(111,534)	(86,613)

Total liabilities and stockholder’s equity	$6,776	$11,894

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and March 31, 2009

	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
REVENUES:
Revenues	$-	$-

EXPENSES:
Farrier expense	2,335	-
Bank service charge	436	75
Auto expense	897	80
Postage and shipping	147	24
Office maintenance and supplies	1,274	-
Telephone	356	146
Meals and entertainment	1,266	786
Research and development	110	-
Rent	1,000	-
Accounting fees	1,000	1,000
Consultants	15,000	-
Transfer agent fees	275	-
Depreciation expense – tools and dies	466	466
Interest expense	359	371

Total expenses	24,921	2,948

Operating deficit	$(24,921)	$(2,948)

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2010 and March 31, 2009

	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(24,921)	$(2,948)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation expense	466	466

Changes in assets and liabilities:
Increase in accounts payable	16,000	1,000
(Decrease) in overdraft balance	-	(207)
Increase in accrued interest payable	359	371

Total adjustments	16,825	1,630

NET CASH (USED) BY OPERATING ACTIVITIES	(8,096)	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from shareholders	3,444	1,318

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,444	1,318

(Decrease) in cash	(4,652)	-

Cash, beginning of period	4,725	-

Cash, end of period	$73	$-

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-           INTERIM RESULTS AND BASIS OF PRESENTATION:

                        The accompanying unaudited financial statements as of March 31, 2010  and March 31, 2009 and for the three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and March 31, 2009 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of Hybred International, Inc. for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K as filed with the SEC and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Note 2-	NATURE OF BUSINESS:

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

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 2-	NATURE OF BUSINESS: (continued)

Organization: (continued)
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

In November 2009, the Board of Directors voted to increase the number of shares authorized to 200,000,000 shares.

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

HYBRED INTERNATIONAL, INC.
         (A Developmental Stage Company)

        NOTES TO FINANCIAL STATEMENTS

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

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

HYBRED INTERNATIONAL, INC.
         (A Developmental Stage Company)

        NOTES TO FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES: (continued)

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

The evaluation of a tax position is a two- step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being recognized. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company believes that with its adoption of ASC Topic 740, that the income tax positions taken by it did not have a material effect on the financial statements for the three months ended
March 31, 2010..

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

Note 4-            GOING CONCERN:

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

Note 5-	FIXED ASSETS:

Fixed assets consist of tools and dies which are recorded at cost. These assets are being depreciated using the straight line method of depreciation over an estimated useful life of seven years. As of March 31, 2010 the Company had acquired tools and dies at a cost of $13,036. The accumulated depreciation recorded on these assets as of March 31, 2010 was $ 6,333.

Note 6-            LOANS PAYABLE:

During 2006, the Company borrowed the sum of $16,000 from an independent third party. The loan is payable on demand and bears interest at the rate of 6.75% per annum. On November 30, 2009, the Company had repaid $5,000 with the issuance of 49,550,000 shares of stock. The amount of interest accrued on this loan as of March 31, 2010 was $4,209.

During August 2008, the Company borrowed the sum of $4,000 from Brett Hamburger, a consultant to the company on a non-interest bearing basis. The loan is payable upon demand and as of March 31, 2010, it remained unpaid. Additionally during 2009, the Company borrowed $2,900 from Christine Mulijono, the wife of Brett Hamburger. This loan is payable on demand and bears interest at the rate of 10% per annum. The accumulated interest on this loan as of March 31, 2010 was $290.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)
 NOTES TO FINANCIAL STATEMENTS

Note 7-            RELATED PARTY TRANSACTIONS:

The Company’s President had previously loaned the Company $5,244 on a non-interest bearing basis to provide funding for certain operating expenses. As of December 31, 2009, this amount was fully repaid. Additionally, during 2007, Martin Honig, a Director and shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital. As of March 31, 2010, the Company had repaid $7,000 to Martin Honig, leaving a balance due him of $6,000.

Note 8-            DEFERRED INCOME:

In October 2009, Company entered into an agreement to produce and sell 1,000 pairs of a prototype horseshoe to an unrelated entity at $25 per pair. The Company did receive full payment of $25,000 for the sale of these horseshoes.  To date, only 300 pairs of horseshoes were produced and delivered.

With only 300 pairs of this prototype horseshoe being produced and delivered, the Company reported revenue on this sale of $7,500 for the year ended December 31, 2009 and reported $17,500 as deferred revenue in the accompanying financial statements.

Note 9-            STOCKHOLDERS’ EQUITY:

Prior to the merger, the Company was authorized to issue 50,000,000 of its common stock. As of December 31, 2009, the Company had recorded authorized shares of 200,000,000 of common stock. On February 7, 2008, the Board of Directors voted to increase the numbers of common stock authorized to120,000,000 shares. On October 30, 2009, the Board of Directors voted to increase the number of common stock authorized to 200,000,000. As of March 31, 2010 the Company reported 169,365,519 shares of common stock as issued and outstanding.

The Company is also authorized to issue 1,000,000 of its no par preferred stock. As of March 31, 2010, none of these shares were issued and outstanding.

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

Note 11-         STOCK ISSUANCES:

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

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This report contains forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of     1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Statements contained in this report which are not statements of historical facts may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words “anticipate”, “believe”, “estimate”, “expect”, “objective”, and “think” or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company’s business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company’s control.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. The following discussion and analysis should be read in conjunction with the financial statements and related footnotes included elsewhere in this quarterly report which provide additional information concerning the Company’s financial activities and condition.

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

The Company currently has no employees.

Revenues

We have not generated revenue for the three months ended March 31, 2010.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating Expenses

Our operating expenses for the three months ended March 31, 2010 and the three months ended March 31, 2009 were $24,921 and $2,948 respectively. The $21,973 increase in operating expenses for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009 was primarily due to the Company utilizing available funds from a sale of a prototype horseshoe to fund operating expenses.

Net Loss

The net loss for the three months ended March 31, 2010 and the three months ended March 31, 2009 was $24,921 and $2,948, respectively. The increase in our net loss for the respective periods is primarily attributable to the factors set forth under Operating Expenses above.

Liquidity and Capital Resources

As of March 31, 2010 we had total assets of $6,776 as compared to total assets of $11,894 as of December 31, 2009. The decrease in our assets is due primarily to available funds being used to pay operating expenses recorded for the three months ended March 31, 2010.

We reported current liabilities totaling $118,310 as of March 31, 2010 as compared to $98,507 as of December 31, 2009. Accounts payable and loans payable total $84,763 and $68,763 respectively for each period.

We use available finances to fund ongoing operations. Funds will be used for general and administrative expenses. We do not have sufficient funds available to meet our current liabilities. Unless we secure additional financing, it is unlikely that we will be able to continue our current operations.

Consulting Agreement

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

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

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

The Company carried out an evaluation under the supervision of the Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.             Legal Proceedings

 The Company is not a party to, or the subject of any material pending legal proceedings.

Item 1A.          Risk Factors

The Company is a Smaller Reporting Company. A Smaller Reporting Company is not required to provide the risk factor disclosure required by this form.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2005, the Company issued a note payable to its registered Agent in the amount of $15,000 for services rendered upon reincorporation of the Company. The note is payable on demand and bears interest at the rate of 10% per annum. The amount accrued on this note as of March 31, 2010 was $4,209. On January 16, 2008, the Agent assigned the note to seven different parties. On February 12, 2008, those seven parties converted their portions of the original note into a 19,125,000 shares of the Company’s common stock.

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

On January 28, 2008 the Company entered into a subscription agreement with AER Investment (AER) whereby AER would purchase 300,000 shares of the Company’s common stock, par value $.001, for $.30 per share for a total of $90,000. The proceeds of this issuance were used to provide working capital.

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

Item 3.            Default upon Senior Securities
None

Item 4.            Submission of Matters to a Vote of Security Holders
None

Item 5.            Other Information
None

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

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

September 26, 2011

Gary Kouletas
President (Principal Executive Officer)