Form 10-Q
period 2010-06-30
Hybred International, Inc.
filed 2011-10-05
CIK 823544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

370 W. Pleasantview Ave., Suite 163, Hackensack, NJ 0760 (Address of principal executive office)

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

169,365,519 shares of Common Shares, par value $0.001 per share, were outstanding as of June 30, 2010.

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
BALANCE SHEETS

As of June 30, 2010 and December 31, 2009

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash in bank	$-	$4,725

Total current assets	-	4,725

FIXED ASSETS:
Tools and Dies (Note 5)	13,036	13,036
Less: accumulated depreciation	(6,799)	(5,867)

Net fixed assets	6,237	7,169

Total assets	$6,237	$11,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$82,863	$50,863
Cash overdraft	379	-
NJ Corporation business tax payable	1,000	1,000
Loans payable (Note 6)	17,900	17,900
Due to-shareholders (Note 7)	11,844	6,000
Accrued interest payable	5,963	5,244
Deferred income ( Note 8)	17,500	17,500

Total liabilities	137,449	98,507

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; authorized 500,000,000 shares at June 30, 2010 and 200,000,000 shares authorized at December 31, 2009. Issued and outstanding, 169,365,519 shares at June 30, 2010 and at December 31, 2009	169,366	169,366
Preferred stock, no par value, authorized 1,000,000 shares, none issued and outstanding as of June 30, 2010 and December 31, 2009	-	-
Additional paid in capital	-	-
Retained earnings (deficit)	(300,578)	(255,979)

Total stockholder’s equity	(131,212)	(86,613)

Total liabilities and stockholder’s equity	$6,237	$11,894

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENT OF OPERATIONS

For the Six and Three Months Ended
June 30, 2010 and June 30, 2009

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Revenues	$-	$-	$-	$-

EXPENSES:
Farrier expense	2,335	-	-	-
Bank service charge	602	64	166	(11)
Auto expense	1,235	80	348	-
Office maintenance and supplies	2,147	24	717	-
Telephone	986	146	630	-
Research and development	110	-	-	-
Meals and entertainment	1,433	786	167	-
Rent	1,800	-	800	-
Accounting fees	2,000	2,000	1,000	1,000
Transfer agent fees	275	-	-	-
Filing fees	25	-	25	-
Consultants	30,000	-	15,000	-
Depreciation expense – tools and dies	932	932	466	466
Interest expense	719	742	359	371

Total expenses	44,599	4,774	19,678	1,826

Net (loss)	$ (44,599)	$(4,774)	$19,678	$(1,826)

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2010 and June 30, 2009

	June 30,	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(44,599)	$(4,774)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation expense	932	932

Changes in assets and liabilities:
Increase in accounts payable	32,000	2,000
Increase in overdraft balance	379	(218)
Increase in accrued interest payable	719	742

Total adjustments	34,030	3,456

NET CASH (USED) BY OPERATING ACTIVITIES	(10,569)	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from shareholders	5,844	1,318

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,844	1,318

(Decrease) in cash	(4,725)	-

Cash, beginning of period	4,725	-

Cash, end of period	$-	$-

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-            INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of June 30, 2010  and June 30 2009 and for the six and three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and June 30, 2009 and the results of operations and cash flows for the six and three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 30, 2010, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

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

The Company believes that with its adoption of ASC Topic 740, that the income tax positions taken by it did not have a material effect on the financial statements for the six months ended
June 30, 2010.

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

Fixed assets consist of tools and dies which are recorded at cost. These assets are being depreciated using the straight line method of depreciation over an estimated useful life of seven years. As of June 30, 2010 the Company had acquired tools and dies at a cost of $13,036. The accumulated depreciation recorded on these assets as of June 30, 2010 was $ 6,799.

Note 6-            LOANS PAYABLE:

During 2006, the Company borrowed the sum of $16,000 from an independent third party. The loan is payable on demand and bears interest at the rate of 6.75% per annum. On November 30, 2009, the Company had repaid $5,000 with the issuance of 49,550,000 shares of stock. The amount of interest accrued on this loan as of June 30, 2010 was $4,395.

During August 2008, the Company borrowed the sum of $4,000 from Brett Hamburger, a consultant to the Company on a non-interest bearing basis. The loan is payable upon demand and as of June 30, 2010, it remained unpaid. Additionally during 2009, the Company borrowed $2,900 from Christine Mulijono, the wife of Brett Hamburger, . This loan is payable on demand and bears interest at the rate of 10% per annum. The accumulated interest on this loan as of June 30, 2010 was $363.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

Note 7-            RELATED PARTY TRANSACTIONS:

The Company’s President had previously loaned the Company $5,244 on a non-interest bearing basis to provide funding for certain operating expenses. As of December 31, 2009, this amount was fully repaid. Additionally, during 2007, Martin Honig, a former Director and existing shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital. As of June 30, 2010, the Company had repaid $7,000 to Martin Honig, leaving a balance due him of $6,000.

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

Note 9-            STOCKHOLDERS’ EQUITY:

Prior to the merger, the Company was authorized to issue 50,000,000 of its common stock. As of December 31, 2009, the Company had recorded authorized shares of 200,000,000 of common stock. On February 7, 2008, the Board of Directors voted to increase the numbers of common stock authorized to120,000,000 shares. In November 2009, the Board of Directors voted to increase the number of common stock authorized to 200,000,000. In June 2010, the Company’s Board of Directors voted to increase the amount of authorized common stock to 500,000,000 shares. As of June 30, 2010 the Company reported 169,365,519 shares of common stock as issued and outstanding.

The Company is also authorized to issue 1,000,000 of its no par preferred stock. As of June 30, 2010, none of these shares were issued and outstanding.

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

Note 12-          CONSULTING AGREEMENT:

On December 25, 2009, The Company entered into an agreement with Brett Hamburger whereby he  would attempt to introduce the Company to potential investors for the purpose of procuring funding for the Company. Additionally, he will advise the Company on general business development.

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

The Company currently has no employees.

Revenues

We have not generated revenue for the six months ended June 30, 2010.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating Expenses

Our operating expenses for the six months ended June 30, 2010 and the six months ended June 30, 2009 were $44,598 and $4,774 respectively. The $39,825 increase in operating expenses for the six months ended June 30, 2010 when compared to the six months ended June 30, 2009 was primarily due to the Company utilizing available funds from a sale of a prototype horseshoe to fund operating expenses.

Net Loss

The net loss for the six months ended June, 2010 and the six months ended June 30, 2009 was $44,599 and $4,774, respectively. The increase in our net loss for the respective periods is primarily attributable to the factors set forth under Operating Expenses above.

Liquidity and Capital Resources

As of June 30, 2010 we had total assets of $6237 as compared to total assets of $11,894 as of December 31, 2009. The decrease in our assets is due primarily to available funds being used to pay operating expenses recorded for the six months ended June 30, 2010.

We reported current liabilities totaling $137,449 as of June 30, 2010 as compared to $98,507 as of December 31, 2009. Accounts payable and loans payable total $100,763 and $68,763 respectively for each period.

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

The Company carried out an evaluation under the supervision of the Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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