Form 10-Q
period 2010-09-30
Hybred International, Inc.
filed 2011-10-05
CIK 823544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

169,365,519 shares of Common Shares, par value $0.001 per share, were outstanding as of September 30, 2010.

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)

HYBRED INTERNATIONAL, INC.
 ( A Developmental Stage Company)
BALANCE SHEETS

As of September 30, 2010 and December 31, 2009

ASSETS

	Sept 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash in bank	$3,181	$4,725

Total current assets	-	4,725

FIXED ASSETS:
Tools and Dies (Note 5)	13,036	13,036
Less: accumulated depreciation	(7,265)	(5,867)

Net fixed assets	5,771	7,169

Total assets	$8,952	$11,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$98,864	$50,863
NJ Corporation business tax payable	1,000	1,000
Loans payable (Note 6)	27,900	17,900
Due to-shareholders (Note 7)	10,446	6,000
Accrued interest payable	6,380	5,244
Deferred income ( Note 8)	17,500	17,500

Total liabilities	162,090	98,507

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; authorized 500,000,000 shares at September 30, 2010 and 200,000,000 shares authorized at December 31, 2009. Issued and outstanding, 169,365,519 shares at September 30, 2010 and at December 31, 2009	169,366	169,366
Preferred stock, no par value, authorized 1,000,000 shares, none issued and outstanding as of September 30, 2010 and December 31, 2009	-	-
Additional paid in capital	-	-
Retained earnings (deficit)	(322,504)	(255,979)

Total stockholder’s equity	(153,138)	(86,613)

Total liabilities and stockholder’s equity	$8,952	$11,894

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENT OF OPERATIONS

For the Nine and Three Months Ended
September 30, 2010 and September 30, 2009

	Nine Months Ended		Three Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Revenues	$-	$-	$-	$-

EXPENSES:
Farrier expense	2,335	-	-	-
Bank service charge	715	64	113	-
Auto expense	1,450	80	205	-
Office maintenance and supplies	3,146	24	1,008	-
Telephone	1,437	146	451	-
Research and development	110	-	-	-
Meals and entertainment	2,298	786	865	-
Rent	4,200	-	2,400	-
Accounting fees	3,000	3,000	1,000	1,000
Transfer agent fees	275	400	-	400
Filing fees	25	-	-	-
Consultants	45,000	-	15,000	-
Depreciation expense – tools and dies	1,398	1,398	466	466
Interest expense	1,136	1,114	418	371

Total expenses	66,525	7,012	21,926	2,237

Net (loss)	$ (66,525)	$(7,012)	$(21,926)	$(2,237)

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2010 and September 30,, 2009

	Sept 30,	Sept 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(66,525)	$(7,012)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation expense	1,398	1,398

Changes in assets and liabilities:
(Decrease) in cash overdraft	-	(218)
Increase in accounts payable	48,001	3,000
Increase in accrued interest payable	1,136	1,114

Total adjustments	50,535	5,294

NET CASH (USED) BY OPERATING ACTIVITIES	(15,990)	(1,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans	10,000
Loans from shareholders	4,446	1,718

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,446	1,718

(Decrease) in cash	(1,544)	-

Cash, beginning of period	4,725	-

Cash, end of period	$3,181	$-

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of June 30, 2010  and June 30 2009 and for the six and three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of Sep 30, 2010 and September 30, 2009 and the results of operations and cash flows for the nine and three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2010, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

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

In November 2009, the Board of Directors voted to increase the number of shares authorized to 200,000,000 shares. In June 2010, the Board of Directors voted to further increase the number of common shares authorized to 500,000,000 shares.

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
A Developmental Stage Company)

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

The Company believes that with its adoption of ASC Topic 740, that the income tax positions taken by it did not have a material effect on the financial statements for the nine months ended
September 30, 2010.

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

Fixed assets consist of tools and dies which are recorded at cost. These assets are being depreciated using the straight line method of depreciation over an estimated useful life of seven years. As of September 30, 2010 the Company had acquired tools and dies at a cost of $13,036. The accumulated depreciation recorded on these assets as of September 30, 2010 was $ 7,265.

Note 6-	LOANS PAYABLE:

During 2006, the Company borrowed the sum of $16,000 from an independent third party. The loan is payable on demand and bears interest at the rate of 6.75% per annum. On November 30, 2009, the Company had repaid $5,000 with the issuance of 49,550,000 shares of stock. The amount of interest accrued on this loan as of September 30, 2010 was $4,581.

During August 2008, the Company borrowed the sum of $4,000 from Brett Hamburger, a consultant to the Company on a non-interest bearing basis. The loans is payable upon demand and as of September 30, 2010, it remained unpaid. Additionally during 2009, the Company borrowed $2,900 from Christine Muijono, the wife of Brett Hamburger, This loan is payable on demand and bears interest at the rate of 10% per annum. The accumulated interest on this loan as of September 30, 2010 was $435.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6-	LOANS PAYABLE: (continued)

On September 9, 2010, the Company borrowed the sum of $10,000 from an unrelated third party. The loan is payable on demand and bears interest at the rate of 8% per annum. The loan agreement provides for the right of this individual to purchase up to 40,000 free trading common shares of the Company at any time that the loan remains unpaid. The purchase price with respect to purchase shares is equal to $.0025 per share.

Note 7-	RELATED PARTY TRANSACTIONS:

The Company’s President had previously loaned the Company $5,244 on a non-interest bearing basis to provide funding for certain operating expenses. As of December 31, 2009, this amount was fully repaid. Additionally, during 2007, Martin Honig, a former Director and existing shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital. As of September 30, 2010, the Company had repaid $7,000 to Martin Honig, leaving a balance due him of $6,000.

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

Prior to the merger, the Company was authorized to issue 50,000,000 of its common stock. As of December 31, 2009, the Company had recorded authorized shares of 200,000,000 of common stock. On February 7, 2008, the Board of Directors voted to increase the numbers of common stock authorized to120,000,000 shares. In November, 2009, the Board of Directors voted to increase the number of common stock authorized to 200,000,000. In June 2010, the Board of Directors voted to further increase the number of authorized common shares to 500,000,000.As of September 30, 2010 the Company reported 169,365,519 shares of common stock as issued and outstanding.

The Company is also authorized to issue 1,000,000 of its no par preferred stock. As of September 30, 2010, none of these shares were issued and outstanding.

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

The Company currently has no employees.

Revenues

We have not generated revenue for the nine months ended September 30, 2010.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating Expenses

Our operating expenses for the nine months ended September 30, 2010 and the nine months ended September 30, 2009 were $66,525 and $7,012 respectively. The $59,513 increase in operating expenses for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009 was primarily due to the Company utilizing available funds from a sale of a prototype horseshoe to fund operating expenses.

Net Loss

The net loss for the nine months ended September 30, 2010 and the nine months ended September 30, 2009 was $66,525 and $7,012, respectively. The increase in our net loss for the respective periods is primarily attributable to the factors set forth under Operating Expenses above.

Liquidity and Capital Resources

As of September 30, 2010 we had total assets of $8,952 as compared to total assets of $11,894 as of December 31, 2009. The decrease in our assets is due primarily to available funds being used to pay operating expenses recorded for the nine months ended September 30, 2010.

We reported current liabilities totaling $162,090 as of September 30, 2010 as compared to $98,507 as of December 31, 2009. Accounts payable and loans payable totaled $137,210 and $74,763 respectively for each period.

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

The Company carried out an evaluation under the supervision of the Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

October 5, 2011

Gary Kouletas
President (Principal Executive Officer)