Form 10-K
period 2010-12-31
Hybred International, Inc.
filed 2011-10-05
CIK 823544

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

U.S. SECURITIES AND EXCHANGE COMMISION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010.
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the transition period from________ to ________

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

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.  Yes No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒

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

Except as may be required by applicable law, we do not undertake or intend to update or revise ourforward-looking statements, and we assume no obligation to update any forward-looking statementscontained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

Item 2.        Description of Property

The Company recorded rental expense of $4,600 representing payment for office space and facilities.

Item 3.        Legal Proceedings

The Company is not a party to, or the subject of any material pending legal proceedings.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

PART I

Item 4.        Submission of Matters to Vote of Security Holders

No matters were submitted to shareholders during the fourth quarter for the year ended December 31,2010.

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters

The common stock of the Company (the “common stock”) is traded in the Over-The-Counter Marketand is quoted on the National Association of Securities Dealers Automated Quotation (“NASDAQ”)System Bulletin Board and the Electronic Bulletin Board (OTCBB) under the symbol “HYII”.

Market Information

The range of high and low bid prices for the Company’s common stock, for the periods indicated, are setforth below.

Year	High Bid	Low Bid

Year ended December 31, 2010 (*)

1st Quarter	$0.0040	$0.0033
2nd Quarter	$0.0007	$0.0007
3rd Quarter	$0.0004	$0.0004
4th Quarter	$0.0004	$0.0004

Year ended December 31, 2009 (*)

1st Quarter	$0.1000	$0.0200
2nd Quarter	$0.2600	$0.0020
3rd Quarter	$0.1400	$0.0015
4th Quarter	$0.0095	$0.0021

(*) As reported by the OTCBB.

The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.  Such quotations do not necessarily represent actual transactions.

On September 21, 2011, the high bid for the common stock was $0.0002 and the low bid was $0.0002

Item 6.        Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required toprovide the information contained in this item pursuant to Regulation S-K.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

PART II

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this report, which are not historical facts, may be considered forward lookinginformation with respect to plans, projections, or future performance of the Company as defined underthe Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. The words “anticipate”, “believe”, “estimate”, “expect”, “objective”, and “think” or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based upon the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company’s business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company’s control.

The following discussion and analysis should be read in conjunction with our audited financialstatements and related footnotes included elsewhere in this report, which provide additional informationconcerning the Company’s financial activities and condition.

Critical Accounting Policies

The financial statements have been prepared in accordance with accounting principles generallyaccepted in the United States of America, which require the Company to make estimates andassumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies which could have the most significant effect on the Company’s reported results and require the most difficult, subjective or complex judgments by management

•	Impairment of Long-Lived Assets:

The Company reviews its long-lived assets for impairment whenever events or circumstancesindicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, animpairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Company makes estimates of its future cash flows related to assets subject toimpairment review.

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

The Company is engaged in the research and development of therapeutic horseshoes whereby theCompany utilizes urethane compound which is bonded to an aluminum horseshoe using aproprietary method. The Hybred Horseshoe’s design features contain side clips which act to further secure the shoe to the hoof, nail holes with a recess in the shoe, thus making it easier to remove the shoe at any time and a toe plate for longer wear. The shoe’s compatible design features allow the farrier to use traditional shoeing methods. The Hybred Horseshoe is expected to retail between $22 and $25 per pair.

The Company had filed for a provisional patent for the Hybred Horseshoe in 2007. The Company has expended approximately 1,000 hours researching and developing the Hybred Horseshoe. No knowngovernmental approval is expected for the Hybred Horseshoe and no known governmental regulation is expected to impact the Hybred Horseshoe at this time.

For the year ended December 31, 2010, the Company expended $110 in research and development activities.

•	Going Concern

The accompanying financial statements have been prepared assuming that the Companywill continue as a going concern which contemplates the realization of assets and thesatisfaction of liabilities in the normal course of business. The Company has incurredoperating losses and negative operating cash flow since inception and future losses are anticipated. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Realization of assets is dependent upon continued operations of the Company, which inturn is dependent upon management’s plans to meet its financing requirements and thesuccess of its future operations. The ability of the Company to continue as a going concernis dependent on improving the Company’s profitability and cash flow and securing additional financing. While the Company believes in the viability of its strategy to generate revenues and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurances to that effect. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is nable to continue as a going concern.

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

       •      Liquidity and Capital Resources

The Company is a developmental stage company and has not generated any revenues to date with the exception of one sale of a prototype horseshoe in 2009.

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

Under the supervision of the principal executive officer, we conducted an assessment of theeffectiveness of our internal control over financial reporting based upon the framework inInternal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, the principal executive officer has concluded that our internal control over financial reporting is effective as of December 31, 2009.

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

 (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized    acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this evaluation, management used the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

Item 9A.     Controls and Procedures (continued)

Inherent Limitations on Effectiveness of Controls

We do not expect that internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control

Evaluation of Disclosure Controls and Procedures (continued)

system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

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

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16
(a) of the 1934 Exchange Act

Officers and Board of Directors

The Company’s Board of Directors consists of Gary Kouletas and an independent director, Paul Stitzer.

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

Since the Board of Directors has historically and will in the immediate future consist of only asmall number of members, we have not formed any Board Committees.  All matters relating toaudit, compensation, nominations and corporate governance are considered and acted upon by the entire Board of Directors.

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

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16
(a) of the 1934 Exchange Act (continued)

Certain Reports (continued)

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the year ended December 31, 2010.

Item 11.	Executive Compensation

(None)

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2010 with respect to (i) thepersons (including any "group" as that term is used in Section 13(d)(3) of the SecuritiesExchange Actof 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) the Executive Officer and Directors who own common stock in the Company; and (iii) the  Executive Officer and Directors as a group.  As of December 31, 2010 there were 169,365,519 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount of and Nature of Beneficial Ownership	Percentage of Class
Common Stock $.001 Par Value	Gary Kouletas 370 W. Pleasantview Ave Hackensack, NJ 07601	63,515,043	38%
	Paul Stitzer 20220 Boca West Drive Boca Raton, Fl 33434	250,000	*
All Officers & Directors as a Group (3 in number)		63,765,043	38%
        ______________________
        * Less than 1%.

All shares set forth above are owned directly by the named individual unless otherwise stated.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

PART III

Item 13.      Certain Relationships and Related Transactions

As of December 31, 2008, the Company’s President had loaned the Company $5,244 on a non-interest bearing basis to provide funding for certain operating expenses. As of December 31,2009, this amount had been repaid. Additionally, during 2007, a Director and shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital. As of December 31, 2010, the Company had repaid $7,000 to this individual, leaving a balance due him of $6,000.

Item 14.      Principal Accountant Fees and Services

The Board of Directors of Hybred has selected Jerome Rosenberg CPA, P.C. as theindependent auditor of Hybred for the year ending December 31, 2010.  Shareholders are notasked to approve such selection because such approval is not required.  The audit services provided by Jerome Rosenberg CPA, P.C. consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters.  A member of the firm is expected to be present at the next meeting of shareholders, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

Audit Fees.  During the year ended December 31, 2010, Hybred incurred an aggregate of $7,500 to Jerome Rosenberg CPA, P.C. for fees related to the audit of its financial statements.

Audit Related Fees. During the year ended December 31, 2010, no fees were paid to Jerome Rosenberg CPA, P.C. with respect to financial systems design or implementation.

Tax Fees.  During the year ended December 31, 2010, the Company incurred to Jerome Rosenberg CPA, P.C. the sum of $500 for tax compliance, tax advice and tax planning services.

All Other Fees.  During the fiscal year ended December 31, 2010, Hybred did not pay any other fees for services to its auditor.

The Board of Directors has determined that the services provided by Jerome Rosenberg CPA,P.C. and the fees incurred to it for such services during the year December 31, 2010 has notcompromised the independence of Jerome Rosenberg CPA, P.C.

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

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)

AUDITED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors
Hybred International, Inc.

We have audited the accompanying balance sheets of Hybred International, Inc.(A Developmental StageCompany) as of December 31, 2010 and December 31, 2009 and the related statements of operations,holders’ equity, and cash flows for eachof the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting OversightBoard (United States).  Those standards require that we plan and perform the audit to obtain reasonableassurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybred International, Inc (A Developmental Stage Company) as of December 31, 2010 and December 31, 2009 and the results of its operations and its cash flows for the years then ended in  conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Hybred International, Inc. (ADevelopmental Stage Company) will continue as a going concern. As discussed in Note 3 to the financialstatements, The Company’s cumulative losses during the development period, and the need to obtain substantial additional funding to complete its development, raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jerome Rosenberg CPA, P.C.
Jerome Rosenberg CPA, P.C.
Melville, New York
September 22, 2011

(H HYBRED INTERNATIONAL, INC.
A Developmental Stage Company)
BALANCE SHEETS

As of December 31, 2010 and December 31, 2009

ASSETS

	December 31,	December 31,
	2010	2009
CURRENT ASSETS:
Cash in bank	$-	$4,725

Total current assets	-	4,725

FIXED ASSETS:
Tools and Dies (Note 4)	13,036	13,036
Less: accumulated depreciation	(7,731)	(5,867)

Net fixed assets	5,305	7,169

Total assets	$5,305	$11,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$118,863	$50,863
Cash overdraft	317	-
NJ Corporation business tax payable	1,500	1,000
Loans payable (Note 5)	27,900	17,900
Due to-shareholders (Note 6)	9,146	6,000
Accrued interest payable	6,990	5,244
Deferred income (Note 7)	17,500	17,500

Total liabilities	182,216	98,507

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; authorized 500,000,000 shares at December 31, 2010 and 200,000,000 shares authorized at December 31, 2009. Issued and outstanding, 169,365,519 shares at December 31, 2010 and at December 31, 2009	169,366	169,366
Preferred stock, no par value, authorized 1,000,000 shares, none issued and outstanding as of December 31, 2010 and December 31, 2009	-	-
Retained earnings (deficit)	(346,277)	(255,979)

Total stockholder’s equity	(176,911)	(86,613)

Total liabilities and stockholder’s equity	$5,305	$11,894

The accompanying notes and independent auditors’ report should be read in conjunction with these financial   statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010 and December 31, 2009

	December 31,	December 31,
	2010	2009
REVENUES:
Revenues	$-	$7,500

EXPENSES:
Farrier expense	2,335	-
Bank service charge	847	144
Research and Development	110	-
Auto expense	1,562	1,078
Postage and shipping	358	253
Office maintenance and supplies	3,476	2,745
Telephone	1,846	1,115
Meals and entertainment	2,592	4,144
Travel	162	-
Promotional expense	-	3,692
Website expenses	-	143
Rent	4,600	-
Accounting fees	8,000	3,000
Transfer agent fees	275	4,300
Legal fees	-	15,648
Consultants	60,000	-
Depreciation expense – tools and dies	1,864	1,864
Filing fee	25	100
NJ Corporation tax	500	500
Interest expense	1,746	1,646

Total expenses	90,298	40,372

Operating deficit	(90,298)	(36,007)

Loss on negotiated debt settlement (Note 11)	-	(26,100)

Net (loss)	$(90,298)	$(62,107)

The accompanying notes and independent auditors’ report should be read in conjunction with these financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2010 and December 31, 2009

			Additional			Retained
	Common Stock		Paid in	Preferred Stock		Earnings
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Total
Balances at December 31, 2008	119,815,519	$119,816	$18,450	$-	$-	$(193,872)	$(55,606)

Conversion of existing loan payable of $5,000 into common stock by issuing 49,550,000 shares (Note 10 and 11)	49,550,000	49,550	(18,450)	-	-	(26,100)	5,000

Net loss of the year ended December 31, 2009	-	-	-	-	-	(36,007)	(36,007)

Balances at December 31, 2009	169,365,519	169,366	-	-	-	(255,979)	(86,613)

Net loss for the year ended December 31, 2010	-	-	-	-	-	(90,298)	(90,298)

Balances at December 31, 2010	169,365,519	$169,366	$-	$-	$-	$(346,277)	$(176,911)

The accompanying notes and independent auditors’ report should be read in conjunction with these financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010 and December 31, 2009

	December 31,	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(90,298)	$(62,107)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation expense	1,864	1,864

Changes in assets and liabilities:
Increase in accounts payable	68,000	21,783
Increase (decrease) in cash overdraft	317	(218)
Increase in NJ Corporation business tax payable	500	500
Increase in loans payable	10,000	-
Increase in due to Shareholders	3,146	-
Increase (decrease) in accrued interest payable	1,746	1,647
Increase in deferred income	-	17,500

Total adjustments	85,573	43,076

NET CASH (USED) BY OPERATING ACTIVITIES	(4,725)	(19,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from shareholders	-	(5,244)
Increase (decrease) in loan payable	-	(2,100)
Issuance of stock to cancel debt	-	49,550
Reduction of additional paid in capital due to cancelation of debt	-	(18,450)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	23,756

Increase (decrease) in cash	(4,725)	4,725

Cash, beginning of period	4,725	-

Cash, end of period	$-	$4,725

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

In November 2009, the Board of Directors voted to increase the number of shares authorized to 200,000,000 shares. In June 2010, the Board of Directors voted to further increase the number of authorized common shares to 500,000,000.

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

The Company believes that with its adoption of ASC Topic 740, that the income tax positions taken by it did not have a material effect on the financial statements for the year ended
December 31, 2010.

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

  Fixed assets consist of tools and dies which are recorded at cost. These assets are being depreciated using the straight line method of depreciation over an estimated useful life of seven years. As of December 31, 2010 the Company had acquired tools and dies at a cost of $13,036.  The accumulated depreciation recorded on these assets as of December 31, 2010 was $7,731.

HYBRED INTERNATIONAL, INC.
         (A Developmental Stage Company)

       NOTES TO FINANCIAL STATEMENTS

Note 5-       LOANS PAYABLE:

During 2006, the Company borrowed the sum of $16,000 from an independent third party. The loan is payable on demand and bears interest at the rate of 6.75% per annum. As of December 31, 2010, the Company had repaid $5,000 with the issuance of 49,550,000 shares of stock. The amount of interest accrued on this loan as of December 31, 2010 was $4,766.

During August 2008, the Company borrowed the sum of $4,000 from Brett Hamburger on a non-interest bearing basis. The loan is payable upon demand and as of December 31, 2010, it remained unpaid. Additionally during 2009, the Company borrowed $2,900 from Christine Mulijono, the wife of Brett Hamburger. This loan is payable on demand and bears interest at the rate of 10% per annum. The accumulated interest on this loan as of December 31, 2010 was $508.

On September 9, 2010, the Company borrowed the sum of $10,000 from an unrelated third party.
The loan is payable on demand and bears interest at the rate of 8% per annum. The loan agreement provides for the right of this individual to purchase up to 40,000 free trading common shares of the Company at any time that the loan remains unpaid. The purchase price with respect to purchase shares is equal to $.00.25 per share. As of December 31, 2010, the accumulated interest on this loan was $308.

Note 6-       RELATED PARTY TRANSACTIONS:

As of December 31, 2008, the Company’s President had loaned the Company $5,244 on a non-interest bearing basis to provide funding for certain operating expenses. As of December 31, 2009, this amount was fully repaid. Additionally, during 2007, Martin Honig, a former Director and current shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital. As of December 31, 2010, the Company had repaid $7,000 to this individual, leaving a balance due him of $6,000.

Note 7-       DEFERRED INCOME:

During 2009, the Company entered into an agreement to produce and sell 1,000 pairs of a prototype horseshoe to an unrelated entity at $25 per pair. The Company did receive full payment of $25,000 for the sale of these horseshoes in 2009, however, only 300 pairs of horse shoes were produced and delivered.

With only 300 pairs of this prototype horseshoe being produced and delivered, in 2009,  the Company reported revenue on this sale of $7,500 and $17,500 as deferred revenue in the accompanying financial statements. To date, no additional prototype horse shoes have been produced or sold.

HYBRED INTERNATIONAL, INC.
         (A Developmental Stage Company)

       NOTES TO FINANCIAL STATEMENTS

Note 8-       STOCKHOLDERS’ EQUITY:

Prior to the merger, the Company was authorized to issue 50,000,000 of its common stock. As of December 31, 2009, the Company had recorded as issued and outstanding 20,390,519 shares of common stock. On February 7, 2008, the Board of Directors voted to increase the numbers of common stock authorized to120,000,000 shares. On October 30, 2009, the Board of Directors voted to increase the number of common stock authorized to 200,000,000. In June 2010, the Board of Directors voted to further increase the number of authorized common shares to 500,000,000. As of December 31, 2010 the Company reported 169,365,519 shares of common stock as issued and outstanding.

The Company is also authorized to issue 1,000,000 of its no par preferred stock. As of December 31, 2010, none of these shares were issued and outstanding.

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