Form 10-Q
period 2011-03-31
Hybred International, Inc.
filed 2011-10-05
CIK 823544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No. 033-17774-NY

HYBRED INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Colorado	xx-xxxxxxxx
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

169,365,519 shares of Common Shares, par value $0.001 per share, were outstanding as of March 31, 2011.

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)

HYBRED INTERNATIONAL, INC.
 ( A Developmental Stage Company)
BALANCE SHEETS

As of March 31, 2011 and December 31, 2010

ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS:
Cash in bank	$-	$-

Total current assets	-	-

FIXED ASSETS:
Tools and Dies (Note 5)	13,036	13,036
Less: accumulated depreciation	(8,197)	(7,731)

Net fixed assets	4,839	5,305

Total assets	$4,839	$5,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$134,863	$118,863
Cash overdraft	317	317
NJ Corporation business tax payable	1,500	1,500
Loan payable (Note 6)	27,900	27,900
Due to shareholders (Note 7)	9,146	9,146
Accrued interest payable	7,599	6,990
Deferred interest income (Note 8)	17,500	17,500

Total liabilities	198,825	182,216

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; authorized 500,000,000 shares, issued and outstanding 169,365,519 shares at March 31, 2011 and at December 31, 2010	169,366	169,366
Preferred stock, no par value, authorized 1,000,000 shares, none issued and outstanding as of March 31, 2011 and December 31, 2010	-	-
Retained earnings (deficit)	(363,352)	(346,277)

Total stockholder’s equity	(193,986)	(176,911)

Total liabilities and stockholder’s equity	$4,839	$5,305

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2011 and March 31, 2010

	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
REVENUES:
Revenues	$-	$-

EXPENSES:
Farrier expense	-	2,335
Bank service charge	-	436
Auto expense	-	897
Postage and shipping	-	147
Office maintenance and supplies	-	1,274
Telephone	-	356
Meals and entertainment	-	1,266
Research and development	-	110
Rent	-	1,000
Accounting fees	1,000	1,000
Consultants	15,000	15,000
Transfer agent fees	-	275
Depreciation expense – tools and dies	466	466
Interest expense	609	359

Total expenses	17,075	24,921

Operating deficit	$(17,075)	$(24,921)

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2011 and March 31, 2010

	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(17,075)	$(24,921)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation expense	466	466

Changes in assets and liabilities:
Increase in accounts payable	16,000	16,000
Increase in accrued interest payable	609	359

Total adjustments	17,075	16,825

NET CASH (USED) BY OPERATING ACTIVITIES	-	(8,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from shareholders	-	3,444

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,444

(Decrease) in cash	-	(4,652)

Cash, beginning of period	-	4,725

Cash, end of period	$-	$73

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-                    INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of March 31, 2011  and March 31, 2010 and for the three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011 and March 31, 2010 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of Hybred International, Inc. for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K as filed with the SEC and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

In November 2009, the Board of Directors voted to increase the number of common stock authorized to 200,000,000 shares effective November 18, 2009. In June 2010, the Board of Directors voted to further increase the number of common stock authorized to 500,000,000 shares effective June 1, 2010.

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

The Company believes that with its adoption of ASC Topic 740, that the income tax positions taken by it did not have a material effect on the financial statements for the three months ended
March 31, 2011.

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

Fixed assets consist of tools and dies which are recorded at cost. These assets are being depreciated using the straight line method of depreciation over an estimated useful life of seven years. As of March 31, 2011 the Company had acquired tools and dies at a cost of $13,036. The accumulated depreciation recorded on these assets as of March 31, 2011 was $8,197.

Note 6-                   LOANS PAYABLE:

During 2006, the Company borrowed the sum of $16,000 from Louis Savaglio, an independent third party. The loan is payable on demand and bears interest at the rate of 6.75% per annum. On November 30, 2009, the Company had repaid $5,000 with the issuance of 49,550,000 shares of stock. The amount of interest accrued on this loan as of March 31, 2011 was $4,952.

During August 2008, the Company borrowed the sum of $4,000 from Brett Hamburger, a consultant to the company on a non-interest bearing basis. The loan is payable upon demand and as of March 31, 2011, it remained unpaid. Additionally during 2009, the Company borrowed $2,900 from Christine Mulijono, the wife of Brett Hamburger. This loan is payable on demand and bears interest at the rate of 10% per annum. The accumulated interest on this loan as of March 31, 2011 was $580.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6-                   LOANS PAYABLE: (continued)

On September 9, 2010, the Company borrowed the sum of $10,000 from an unrelated third party.  The loan is payable on demand and bears interest at the rate of 8% per annum. The loan agreement provides for the right of this individual to purchase up to 40,000 free trading common shares of the Company at any time that the loan remains unpaid. The purchase price with respect to purchase shares is equal to $.0025 per share. As of March 31, 2011, the accumulated interest on this loan was $558.

Note 7-                   RELATED PARTY TRANSACTIONS:

The Company’s President had previously loaned the Company $5,244 on a non-interest bearing basis to provide funding for certain operating expenses. As of December 31, 2009, this amount was fully repaid. During 2010, the Company’s president loaned the Company a net amount of $3,146 on a non-interest bearing basis. This amount is outstanding at March 31, 2011. Additionally, during 2007, Martin Honig, a former Director and current shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital. As of March 31, 2011, the Company had repaid $7,000 to Martin Honig, leaving a balance due him of $6,000.

Marshal Shichtman, the Company’s securities counsel and a shareholder of 2,500,000 common shares had previously billed the Company $15,648 for legal services performed in 2009. This amount is currently outstanding and reported in accounts payable in the accompanying financial statements.

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

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 9-                   STOCKHOLDERS’ EQUITY:

Prior to the merger, the Company was authorized to issue 50,000,000 of its common stock. On February 7, 2008, the Board of Directors voted to increase the numbers of common stock authorized to120,000,000 shares. In November, 2009, the Board of Directors voted to increase the number of common stock authorized to 200,000,000 effective November 18, 2009.. In June 2010, the Board of Directors voted to further increase the number of common stock authorized to 500,000,000 shares effective June 1, 2010. As of March 31, 2011 the Company reported 169,365,519 shares of common stock as issued and outstanding.

The Company is also authorized to issue 1,000,000 of its no par preferred stock. As of March 31, 2011, none of these shares were issued and outstanding.

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

The Company currently has no employees.

Revenues

We have not generated revenue for the three months ended March 31, 2011.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating Expenses

Our operating expenses for the three months ended March 31, 2011 and the three months ended March 31, 2010 were $17,075 and $24,921 respectively. The $7,896 decrease in operating expenses for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010 was primarily due to the Company not generating sufficient funds from financing to cover operating expenses.

Net Loss

The net loss for the three months ended March 31, 2011 and the three months ended March 31, 2010 was $17,075 and $24,921, respectively. The decrease in our net loss for the respective periods is primarily attributable to the factors set forth under Operating Expenses above.

Liquidity and Capital Resources

As of March 31, 2011 we had total assets of $4,839 as compared to total assets of $5,305 as of December 31, 2010.
The decrease in our assets is due primarily to recording additional depreciation during the three months ended
March 31, 2011.

We reported current liabilities totaling $198,825 as of March 31, 2011 as compared to $182,216 as of December 31, 2010. Accounts payable and loans payable total $162,763 and $146,763 respectively for each period.

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

The Company carried out an evaluation under the supervision of the Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2005, the Company issued a note payable to its registered Agent in the amount of $15,000 for services rendered upon reincorporation of the Company. The note is payable on demand and bears interest at the rate of 10% per annum. The amount accrued on this note as of March 31, 2011 was $4,209. On January 16, 2008, the Agent assigned the note to seven different parties. On February 12, 2008, those seven parties converted their portions of the original note into a 19,125,000 shares of the Company’s common stock.

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