Form 10-Q
period 2011-06-30
Hybred International, Inc.
filed 2011-10-05
CIK 823544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No. 033-17774-NY

HYBRED INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Colorado	xx-xxxxxxx
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

169,365,519 shares of Common Shares, par value $0.001 per share, were outstanding as of June 30, 2011.

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
BALANCE SHEETS

As of June 30, 2011 and December 31, 2010

ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS:
Cash in bank	$634	$-

Total current assets	634	-

FIXED ASSETS:
Tools and Dies (Note 5)	13,036	13,036
Less: accumulated depreciation	(8,663)	(7,731)

Net fixed assets	4,373	5,305

Total assets	$5,007	$5,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$150,863	$118,863
Cash overdraft	-	317
NJ Corporation business tax payable	1,500	1,500
Loans payable (Note 6)	65,900	27,900
Due to-shareholders (Note 7)	6,000	9,146
Accrued interest payable	8,405	6,990
Deferred income (Note 8)	17,500	17,500

Total liabilities	250,168	182,216

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; authorized 500,000,000 shares, issued and outstanding 169,365,519 shares at June 30, 2011 and at December 31, 2010	169,366	169,366
Preferred stock, no par value, authorized 1,000,000 shares, none issued and outstanding as of June 30, 2011 and December 31, 2010	-	-
Retained earnings (deficit)	(414,527)	(346,277)

Total stockholder’s equity	(245,161)	(176,911)

Total liabilities and stockholder’s equity	$5,007	$5,305

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENTS OF OPERATIONS

For the Six and Three Months Ended June 30, 2011 and June 30, 2010

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Revenues	$-	$-	$-	$-

EXPENSES:
Farrier expense	-	2,335	-	-
Bank service charge	260	602	260	166
Auto expense	908	1,235	908	348
Office maintenance and supplies	407	2,147	407	717
Telephone	1,038	986	1,038	630
Research and development	-	110	-	-
Travel	2,700	-	2,700	-
Meals and entertainment	3,751	1,433	3,751	167
Rent	-	1,800	-	800
Accounting fees	2,000	2,000	1,000	1,000
Legal fees	12,000	-	12,000	-
Transfer agent fees	8,839	275	8,839	-
Filing fees	-	25	-	25
Consultants	34,000	30,000	19,000	15,000
Depreciation expense – tools and dies	932	932	466	466
Interest expense	1,415	719	806	359

Total expenses	68,250	44,599	51,175	19,678

Net (loss)	$(68,250)	$(44,599)	$(51,175)	$19,678

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2011 and June 30, 2010

	June 30,	June 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(68,250)	$(44,599)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation expense	932	932

Changes in assets and liabilities:
Increase in accounts payable	32,000	32,000
Increase (decrease) in overdraft balance	(317)	379
Increase in accrued interest payable	1,415	719

Total adjustments	34,030	34,030

NET CASH (USED) BY OPERATING ACTIVITIES	(34,220)	(10,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from shareholders	(3,146)	5,844
Increase in loans payable	38,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,854	5,844

Increase (decrease) in cash	634	(4,725)

Cash, beginning of period	-	4,725

Cash, end of period	$634	$-

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-                   INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of June 30, 2011 and June 30 2010 and for the six and three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and June 30, 2010 and the results of operations and cash flows for the six and three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 30, 2011, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

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

In November 2009, the Board of Directors voted to increase the number of shares authorized to 200,000,000 shares effective November 18, 2009. In June 2010, the Board of Directors voted to further increase the number of common shares authorized to 500,000,000 shares effective June 1, 2010.

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

The Company believes that with its adoption of ASC Topic 740, that the income tax positions taken by it did not have a material effect on the financial statements for the six months ended
June 30, 2011.

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

Note 5-                   FIXED ASSETS:

Fixed assets consist of tools and dies which are recorded at cost. These assets are being depreciated using the straight line method of depreciation over an estimated useful life of seven years. As of June 30, 2011 the Company had acquired tools and dies at a cost of $13,036. The accumulated depreciation recorded on these assets as of June 30, 2011 was $8,663.

Note 6-                   LOANS PAYABLE:

During 2006, the Company borrowed the sum of $16,000 from Louis Savaglio, an independent third party. The loan is payable on demand and bears interest at the rate of 6.75% per annum. On November 30, 2009, the Company had repaid $5,000 with the issuance of 49,550,000 shares of stock. The amount of interest accrued on this loan as of June 30, 2011 was $5,138.

During August 2008, the Company borrowed the sum of $4,000 from Brett Hamburger, a consultant to the Company on a non-interest bearing basis. The loan is payable upon demand and as of June 30, 2011, it remained unpaid. Additionally during 2009, the Company borrowed $2,900 from Christine Mulijono, the wife of Brett Hamburger. This loan is payable on demand and bears interest at the rate of 10% per annum. The accumulated interest on this loan as of June 30, 2011 was $653.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6-                   LOANS PAYABLE: (continued)

On September 9, 2010 the Company borrowed the sum of $10,000 from an unrelated third party. The loan is payable on demand and bears interest at the rate of 8% per annum. The loan agreement provides for the right of this individual to purchase up to 40,000 free trading common shares of the Company at any time that the loan remains unpaid. The purchase price with respect to purchase shares is equal to $.0025 per share. As of June 30, 2011, the accumulated interest on this loan was $808.

On April 13, 2011, the Company borrowed the sum of $10,000 from an unrelated third party. The loan is payable on demand and bears interest at the rate of 10% per annum. The loan agreement provides for the right of this individual to convert the loan into free trading common shares of the Company at any time that the loan remains unpaid based on the conversion formula described in the loan agreement.

On May 18, 2011, the Company borrowed the sum of $28,000 from an unrelated third party on a non-interest bearing basis. The loan agreement provides for the right of this individual to convert the outstanding into common shares of the Company at any time that the loan remains unpaid at a conversion price of $.14 per share.

Note 7-                   RELATED PARTY TRANSACTIONS:

The Company’s President had previously loaned the Company $5,244 on a non-interest bearing basis to provide funding for certain operating expenses. As of December 31, 2009, this amount was fully repaid. Additionally, during 2007, Martin Honig, a former Director and current shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital. As of June 30, 2011, the Company had repaid $7,000 to Martin Honig, leaving a balance due him of $6,000.

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

With only 300 pairs of this prototype horseshoe being produced and delivered, the Company reported revenue on this sale of $7,500 for the year ended December 31, 2009. The balance of $17,500 is reported as deferred revenue in the accompanying financial statements.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 9-                    STOCKHOLDERS’ EQUITY:

Prior to the merger, the Company was authorized to issue 50,000,000 of its common stock. On February 7, 2008, the Board of Directors voted to increase the numbers of common stock authorized to120,000,000 shares. In November 2009, the Board of Directors voted to increase the number of common stock authorized to 200,000,000 effective November 18, 2009. In June 2010, the Company’s Board of Directors voted to increase the amount of authorized common stock to 500,000,000 shares effective June 1, 2010. As of June 30, 2011 the Company reported 169,365,519 shares of common stock as issued and outstanding.

The Company is also authorized to issue 1,000,000 of its no par preferred stock. As of June 30, 2011, none of these shares were issued and outstanding.

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

The Company currently has no employees.

Revenues

We have not generated revenue for the six months ended June 30, 2011.

HYBRED INTERNATIONAL, INC.
(A Developmental Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating Expenses

Our operating expenses for the six months ended June 30, 2011 and the six months ended June 30, 2010 were $68,250 and $44,599 respectively. The $23,651 increase in operating expenses for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010 was primarily due to the Company utilizing available funds from private financing to fund operating expenses.

Net Loss

The net loss for the six months ended June, 2011 and the six months ended June 30, 2010 was $68,250 and $44,599, respectively. The increase in our net loss for the respective periods is primarily attributable to the factors set forth under Operating Expenses above.

Liquidity and Capital Resources

As of June 30, 2011 we had total assets of $5,007 as compared to total assets of $5,305 as of December 31, 2010. The decrease in our assets is due primarily to available funds being used to pay operating expenses recorded for the six months ended June 30, 2011.

We reported current liabilities totaling $250,168 as of June 30, 2011 as compared to $182,216 as of December 31, 2010. Accounts payable and loans payable total $216,763 and $146,763 respectively for each period.

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

The Company carried out an evaluation under the supervision of the Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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