Form 10-Q
period 2011-09-30
Hybred International, Inc.
filed 2011-11-16
CIK 823544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No. 033-17774-NY

ALL GRADE MINING, INC.
 (Exact name of registrant as specified in its charter)

Colorado	xx-xxxxxxx
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

370 W. Pleasantview Ave., Suite 163, Hackensack, NJ 0760 (Address of principal executive office)

Registrant's telephone number, including area code: (201) 788-3785

HYBRED INTERNATIONAL, INC.
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

169,365,519 shares of Common Shares, par value $0.001 per share, were outstanding as of September 30, 2011.

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
 (A Developmental Stage Company)

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
(A Developmental Stage Company)
BALANCE SHEETS

As of September 30, 2011 and December 31, 2010

ASSETS
	Sept 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS:
Cash in bank	$12,600	$-

Total current assets	12,600	-

FIXED ASSETS:
Tools and Dies (Note 4)	13,036	13,036
Less: accumulated depreciation	(9,129)	(7,731)

Net fixed assets	3,907	5,305

OTHER ASSETS:
Depository payment towards acquisition of iron ore mine (Note 5)	250,000	-

Total other assets	250,000	-

Total assets	$266,507	$5,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$133,863	$118,863
Cash overdraft	-	317
NJ Corporation business tax payable	1,500	1,500
Loans payable (Note 6)	469,056	27,900
Due to-shareholders (Note 7)	6,000	9,146
Accrued interest payable	8,982	6,990
Deferred income (Note 8)	17,500	17,500

Total liabilities	636,901	182,216

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; authorized 500,000,000 shares, issued and outstanding 169,365,519 shares at September 30, 2011 and at December 31, 2010	169,366	169,366
Preferred stock, no par value, authorized 1,000,000 shares, none issued and outstanding as of September 30, 2011 and December 31, 2010	-	-
Retained earnings (deficit)	(539,760)	(346,277)

Total stockholder’s equity	(370,394)	(176,911)

Total liabilities and stockholder’s equity	$266,507	$5,305

The accompanying notes should be read in conjunction with the financial statements

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
 (A Developmental Stage Company)
STATEMENTS OF OPERATIONS

For the Nine and Three Months Ended September 30, 2011 and September 30, 2010

	Nine Months Ended		Three Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Revenues	$-	$-	$-	$-

EXPENSES:
Farrier expense	-	2,335	-	-
Bank service charge	-	715	-	113
Auto expense	3,460	1,450	2,552	205
Office maintenance and supplies	4,633	3,146	3,967	1,008
Telephone	1,580	1,437	542	451
Research and development	-	110	-	-
Travel	10,705	-	8,005	-
Meals and entertainment	8,322	2,298	4,571	865
Rent	3,098	4,200	3,098	2,400
Accounting fees	3,000	3,000	1,000	1,000
Legal fees	21,000	-	9,000	-
Transfer agent fees	11,389	275	2,550	-
Filing fees	250	25	250	-
Consultants	59,500	45,000	25,500	15,000
Environmental Impact Declaration expense	50,000	-	50,000	-
Magnometric study expense	10,000	-	10,000	-
Depreciation expense – tools and dies	1,398	1,398	466	466
Interest expense	5,148	1,136	3,732	418

Total expenses	193,483	66,525	125,233	2,237

Net (loss)	$(193,483)	$(66,525)	$(125,233)	$(2,237)

The accompanying notes should be read in conjunction with the financial statements

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
 (A Developmental Stage Company)
STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2011 and September 30, 2010

	Sept 30,	Sept 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(193,483)	$(66,525)

Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation expense	1,398	1,398

Changes in assets and liabilities:
Increase in accounts payable	15,000	48,001
Increase in accrued interest payable	1,675	1,136

Total adjustments	18,073	50,535

NET CASH (USED) BY OPERATING ACTIVITIES	(175,410)	(15,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
Depository payment towards acquisition of iron ore mine	(250,000)	-

NET CASH (USED) BY INVESTING ACTIVITIES	(250,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from shareholders	(3,146)	4,446
Increase in loans payable	441,156	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	438,010	14,446

Increase (decrease) in cash	12,600	(1,544)

Cash, beginning of period	-	4,725

Cash, end of period	$12,600	$3,181

The accompanying notes should be read in conjunction with the financial statements

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
 (A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of September 30, 2011 and September 30 2010 and for the nine and three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011 and September 30, 2010 and the results of operations and cash flows for the nine and three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

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

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
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

During the quarter ended September 30, 2011, management came to the conclusion that Hybred has not fully realized the potential of the horseshoe business model, due to the current economic climate and the lack of resultant purchases of its horseshoes.

The Company has been presented with a potentially lucrative opportunity to acquire a proven iron ore mine in the Republic of Chile.  The Company has agreed to purchase the iron ore mine for the sum of $3,250,000 and has remitted   $250,000 towards the purchase price.

In conjunction therewith, the Company has entered into a production agreement with Foreign Commerce Consultative Services, Inc. (“FCC”) whereby FCC is responsible for all production and marketing activities at a cost to the Company of approximately $32 per metric ton plus a management fee equal to $2.50 for each metric ton of iron ore produced and sold to third party purchasers.

It is projected that the mine will produce a minimum of 40,000 metric tons of iron ore per month at a sales price of approximately $75 per metric ton. (See Note 14, Subsequent Events)

In November 2009, the Board of Directors voted to increase the number of shares authorized to 200,000,000 shares effective November 18, 2009. In June 2010, the Board of Directors voted to further increase the number of common shares authorized to 500,000,000 shares effective June 1, 2010.

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
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

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
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

The Company believes that with its adoption of ASC Topic 740, that the income tax positions taken by it did not have a material effect on the financial statements for the nine months ended
September 30, 2011.

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

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
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

Note 4-	TOOLS AND DIES:

Tools and dies are recorded at cost. These assets are being depreciated using the straight line method of depreciation over an estimated useful life of seven years. As of September 30, 2011 the Company had acquired tools and dies at a cost of $13,036. Depreciation expense recorded for the nine month ended September 30, 2011 was $1,398.

Note 5-	DEPOSITORY PAYMENT TOWARDS ACQUISITION OF IRON ORE MINE:

In September 2011, The Company entered into an agreement to acquire title to a certain iron ore mine in the Republic of Chile at an acquisition cost of $3,250,000. With the signing of this agreement, the Company remitted an initial deposit of $250,000 to the seller. The agreement provides for the Company to remit the balance of $3,000,000 over a three year period.

Note 6-	LOANS PAYABLE:

During 2006, the Company borrowed the sum of $16,000 from Louis Savaglio, an independent third party. The loan is payable on demand and bears interest at the rate of 6.75% per annum. On November 30, 2009, the Company had repaid $5,000 with the issuance of 49,550,000 shares of stock. On July 14, 2011 Mr. Savaglio assigned $10,000 of his debt together with accrued interest of $3,155.61 to four entities unrelated to the Company. Each new entity has a note for $3,288.91 carrying interest at 6%. The balance due to Mr. Savaglio as of September 30, 2011 was $1,000 with accrued interest of $298.

During August 2008, the Company borrowed the sum of $4,000 from Brett Hamburger, a consultant to the Company on a non-interest bearing basis. The loan is payable upon demand and as of September 30, 2011, it remained unpaid. Additionally during 2009, the Company borrowed $2,900 from Christine Mulijono, the wife of Brett Hamburger. This loan is payable on demand and bears interest at the rate of 10% per annum. The accumulated interest on this loan as of September 30, 2011 was $725.

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
 (A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6-	LOANS PAYABLE: (continued)

On September 9, 2010 the Company borrowed the sum of $10,000 from an unrelated third party. The loan is payable on demand and bears interest at the rate of 8% per annum. The loan agreement provides for the right of this individual to purchase up to 40,000 free trading common shares of the Company at any time that the loan remains unpaid. The purchase price with respect to purchase shares is equal to $.0025 per share. As of September 30, 2011, the accumulated interest on this loan was $1,058. Additionally, no shares had been purchased as of September 30, 2011.

On April 13, 2011, the Company borrowed the sum of $10,000 from an unrelated third party. The loan is payable on demand and bears interest at the rate of 10% per annum. The loan agreement provides for the right of this individual to convert the loan into free trading common shares of the Company at any time that the loan remains unpaid based on the conversion formula described in the loan agreement. As of September 30, 2011, the accumulated interest on this loan was $447. Additionally, as of September 30, 2011, no shares had been converted.

On May 18, 2011, the Company borrowed the sum of $28,000 from an unrelated third party on a non-interest bearing basis. The loan agreement provides for the right of this individual to convert the outstanding into common shares of the Company at any time that the loan remains unpaid at a conversion price of $.14 per share. As of September 30, 2011 no shares had been converted.

On July 12, 2011, the Company borrowed $50,000 from an unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on July 12, 2016. The debenture has a conversion clause under which the holder can convert any amount of the face value note into common shares of the Company at $0.0005 per share. As of September 30, 2011, the accumulated interest on this loan was $549. Additionally, as of September 30, 2011, no shares were converted.

On August 29, 2011, the Company borrowed $75,000 from an unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on August 29, 2016. The debenture has a conversion clause under which the holder can convert any amount of the note into common shares of the Company at $0.25 per share. As of September 30, 2011, the accumulated interest on this loan was $333.Additionally. as of September 30, 2001, no shares were converted.

On August 29, 2011, the Company borrowed $75,000 from another unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on August 29, 2016. The debenture has a conversion clause under which the holder can convert any amount of the note into common shares of the Company at $0.25 per share. As of September 30, 2011, the accumulated interest on this loan was $333. As of September 30, 2011, the accumulated interest on this loan was $333.Additionally, as of September 30, 2001, no shares were converted.

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
 (A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6-	LOANS PAYABLE: (continued)

On September 15, 2011, the Company borrowed $150,000 from an unrelated third party. The loan was due on October 15, 2011 together with interest at a rate of 25% per annum. As of September 30, 2011, the accumulated interest on this loan was $1,563. The loan was not repaid on its maturity date, and interest continues to be accrued.

On September 16, 2011, the Company borrowed $50,000 from an unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on September 16, 2016. The debenture has a conversion clause under which the holder can convert any amount of the note into common shares of the Company at $0.25 per share. As of September 30, 2011, the accumulated interest on this loan was $97. Additionally, as of September 30, 2001, no shares were converted.

Note 7-	RELATED PARTY TRANSACTIONS:

The Company’s President had previously loaned the Company $5,244 on a non-interest bearing basis to provide funding for certain operating expenses. As of December 31, 2009, this amount was fully repaid. Additionally, during 2007, Martin Honig, a former Director and current shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital. As of September 30, 2011, the Company had repaid $7,000 to Martin Honig, leaving a balance due him of $6,000.

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

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 9-	STOCKHOLDERS’ EQUITY:

Prior to the merger, the Company was authorized to issue 50,000,000 of its common stock. On February 7, 2008, the Board of Directors voted to increase the numbers of common stock authorized to120,000,000 shares. In November 2009, the Board of Directors voted to increase the number of common stock authorized to 200,000,000 effective November 18, 2009. In June 2010, the Company’s Board of Directors voted to increase the amount of authorized common stock to 500,000,000 shares effective June 1, 2010. As of September 30, 2011 the Company reported 169,365,519 shares of common stock as issued and outstanding.

The Company is also authorized to issue 1,000,000 of its no par preferred stock. As of September 30, 2011, none of these shares were issued and outstanding.

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

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
 (A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Note 13-	GOING CONCERN:

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

Note 14-	SUBSEQUENT EVENTS:

On October 11, 2011, the Company filed a Preliminary Information Statement (PIM) with the Securities and Exchange Commission (SEC). The purpose of the PIM was to inform the SEC of actions being taken by the Company pursuant to a vote of shareholders on October 5, 2011. The items voted upon and approved were as follows:

1)	The Company is in the process of acquiring title to a certain iron ore mine in Chile.
2)	The Company has shifted its operating focus from producing and marketing a therapeutic horseshoe to the extraction of iron ore from a mine located in the Republic of Chile.
3)	To reflect the additional business line and change in focus from horseshoes to mining, the Company on October 12, 2011 has changed its name from Hybred International, Inc. to All Grade Mining, Inc.

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
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

During the third quarter of 2011, the company has filed a Regulation D filing (to sell securities) and engaged in fundraising efforts and has been exploring business opportunities. In the course of fund raising, the company has met with numerous groups of investors and has raised funds from investors pursuant to the Regulation D. During these activities, a new opportunity presented itself in the form of a Chilean mine. The company then filed a reverse split with the State of Colorado to facilitate the possibility of acquiring the mine. The mine situation firmed up and the company deposited $250,000 towards the mine and has contracted site engineers and permitting, who began a site feasibility study and environmental impact declaration(s).

The Company currently has one employee.

Revenues

We have not generated revenue for the nine months ended September 30, 2011.

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
(A Developmental Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating Expenses

Our operating expenses for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 were $193,833 and $66,525 respectively. The $126,958 increase in operating expenses for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010 was primarily due to the Company utilizing available funds from private financing to fund operating expenses.

Net Loss

The net loss for the nine months ended September, 2011 and the nine months ended September 30, 2010 was $193,483 and $66,525, respectively. The increase in our net loss for the respective periods is primarily attributable to the factors set forth under Operating Expenses above.

Liquidity and Capital Resources

As of September 30, 2011 we had total assets of $266,507 as compared to total assets of $5,305 as of December 31, 2010. The increase in our assets is due primarily to a deposit being made on an iron ore mine during the nine months ended September 30, 2011.

We reported current liabilities totaling $636,901 as of September 30, 2011 as compared to $182,216 as of December 31, 2010. Accounts payable and loans payable total $602,919 and $146,763 respectively for each period.

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

Subsequent Events

On October 11, 2011, the Company filed a Preliminary Information Statement (PIM) with the Securities and Exchange Commission (SEC). The purpose of the PIM was to inform the SEC of actions being taken by the Company pursuant to a vote of shareholders on October 5, 2011. The items voted upon and approved were as follows:

1)	The Company is in the process of acquiring title to a certain iron ore mine in Chile.
2)	The Company has shifted its operating focus from producing and marketing a therapeutic horseshoe to the extraction of iron ore from a mine located in the Republic of Chile.
3)	To reflect the additional business line and change in focus from horseshoes to mining, the Company on October 12, 2011 has changed its name from Hybred International, Inc. to All Grade Mining, Inc.

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
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

The Company carried out an evaluation under the supervision of the Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                    Legal Proceedings

 The Company is not a party to, or the subject of any material pending legal proceedings.

Item 1A.                 Risk Factors

The Company is a Smaller Reporting Company. A Smaller Reporting Company is not required to provide the risk factor disclosure required by this form.

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
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

On August 1st, 2011, the company filed a Regulation D offering.

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

Item 3.                    Default upon Senior Securities
None

Item 4.                    Submission of Matters to a Vote of Security Holders
None

Item 5.                    Other Information
None

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
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

ALL GRADE MINING, INC.
(Registrant)

November 15, 2011

Gary Kouletas
President (Principal Executive Officer)