Form 10-Q/A
period 2011-09-30
ALL GRADE MINING, INC.
filed 2011-11-28
CIK 823544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q/A

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

163,365,519 shares of Common Shares, par value $0.001 per share, were outstanding as of September 30, 2011.

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
 (A Developmental Stage Company)

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
(A Developmental Stage Company)
BALANCE SHEETS

As of September 30, 2011 and December 31, 2010

ASSETS
	Sept 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS:
Cash in bank	$12,600	$-

Total current assets	12,600	-

FIXED ASSETS:
Tools and Dies (Note 4)	13,036	13,036
Less: accumulated depreciation	(9,129)	(7,731)

Net fixed assets	3,907	5,305

OTHER ASSETS:
Depository payment towards acquisition of iron ore mine (Note 5)	250,000	-

Total other assets	250,000	-

Total assets	$266,507	$5,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$133,863	$118,863
Cash overdraft	-	317
NJ Corporation business tax payable	1,500	1,500
Loans payable (Note 6)	469,056	27,900
Due to-shareholders (Note 7)	6,000	9,146
Accrued interest payable	8,982	6,990
Deferred income (Note 8)	17,500	17,500

Total liabilities	636,901	182,216

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share; authorized 500,000,000 shares, issued and outstanding 163,365,519 shares at September 30, 2011 and 169,365,519 at December 31, 2010	163,366	169,366
Preferred stock, no par value, authorized 1,000,000 shares, none issued and outstanding as of September 30, 2011 and December 31, 2010	-	-
Retained earnings (deficit)	(533,760)	(346,277)

Total stockholders’ equity	(370,394)	(176,911)

Total liabilities and stockholders’ equity	$266,507	$5,305

The accompanying notes should be read in conjunction with the financial statements

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
 (A Developmental Stage Company)
STATEMENTS OF OPERATIONS

For the Nine and Three Months Ended September 30, 2011 and September 30, 2010

	Nine Months Ended		Three Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Revenues	$-	$-	$-	$-

EXPENSES:
Farrier expense	-	2,335	-	-
Bank service charge	-	715	-	113
Auto expense	3,460	1,450	2,552	205
Office maintenance and supplies	4,633	3,146	3,967	1,008
Telephone	1,580	1,437	542	451
Research and development	-	110	-	-
Travel	10,705	-	8,005	-
Meals and entertainment	8,322	2,298	4,571	865
Rent	3,098	4,200	3,098	2,400
Accounting fees	3,000	3,000	1,000	1,000
Legal fees	21,000	-	9,000	-
Transfer agent fees	11,389	275	2,550	-
Filing fees	250	25	250	-
Consultants	59,500	45,000	25,500	15,000
Environmental Impact Declaration expense	50,000	-	50,000	-
Magnometric study expense	10,000	-	10,000	-
Depreciation expense – tools and dies	1,398	1,398	466	466
Interest expense	5,148	1,136	3,732	418

Total expenses	193,483	66,525	125,233	2,237

Net operating (loss)	(193,483)	(66,525)	(125,233)	(2,237)

Gain on disgorgement of common shares (Note 10)	6,000	-	6,000	-

Net (loss)	$(187,483)	$(66,525)	$(119,233)	$(2,237)

The accompanying notes should be read in conjunction with the financial statements

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
 (A Developmental Stage Company)
STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2011 and September 30, 2010

	Sept 30,	Sept 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(187,483)	$(66,525)

Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Depreciation expense	1,398	1,398

Changes in assets and liabilities:
Increase in accounts payable	15,000	48,001
Increase in accrued interest payable	1,675	1,136

Total adjustments	18,073	50,535

NET CASH (USED) BY OPERATING ACTIVITIES	(175,410)	(15,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
Depository payment towards acquisition of iron ore mine	(250,000)	-

NET CASH (USED) BY INVESTING ACTIVITIES	(250,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from shareholders	(3,146)	4,446
Increase in loans payable	441,156	10,000
Gain on disgorgement of 6,000,000 shares of common stock (Note 10)	6,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	444,010	14,446

Increase (decrease) in cash	12,600	(1,544)

Cash, beginning of period	-	4,725

Cash, end of period	$12,600	$3,181

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

Organization
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

Organization (continued)
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

Prior to the merger, the Company was authorized to issue 50,000,000 of its common stock. On February 7, 2008, the Board of Directors voted to increase the numbers of common stock authorized to120,000,000 shares. In November 2009, the Board of Directors voted to increase the number of common stock authorized to 200,000,000 effective November 18, 2009. In June 2010, the Company’s Board of Directors voted to increase the amount of authorized common stock to 500,000,000 shares effective June 1, 2010. As of September 30, 2011 the Company reported 163,365,519 shares of common stock as issued and outstanding.

The Company is also authorized to issue 1,000,000 of its no par preferred stock. As of September 30, 2011, none of these shares were issued and outstanding.

Note 10-	DISGORGEMENT OF SHARES OF COMMON STOCK:

On August 1, 2011, 6,000,000 common shares of the Company were disgorged from Meadow Vista Financial Corp. by order of the Securities and Exchange Commission (“SEC”) pursuant to an Order issued by the U.S. District Court of Florida in the Southern District on February 25, 2011. These common shares were cancelled pursuant to that order. As a consequence of this event, the number of common shares issued and outstanding was reduced to 163,365,519.

Note 11-	MERGER WITH HYBRED INTERNATIONAL, INC.:

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

Note 12-	STOCK ISSUANCES:

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

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
 (A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 13-	CONSULTING AGREEMENT:

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

Note 14-	GOING CONCERN:

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

Note 15-	SUBSEQUENT EVENTS:

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

Disgorgement of shares of common stock

On August 1, 2011, 6,000,000 common shares of the Company were disgorged from Meadow Vista Financial Corp. by order of the Securities and Exchange Commission (“SEC”) pursuant to an Order issued by the U.S. District Court of Florida in the Southern District on February 25, 2011. These common shares were cancelled pursuant to that order. As a consequence of this event, the number of common shares issued and outstanding was reduced to 163,365,519.

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

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
 (A Developmental Stage Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

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

On August 1st, 2011, the company filed a Regulation D offering.

ALL GRADE MINING, INC.
(Formerly Hybred International, Inc.)
 (A Developmental Stage Company)

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds (continued)

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

               (b)    Reports on Form 8-K during Quarter
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL GRADE MINING, INC.
(Registrant)

November 28, 2011

Gary Kouletas
President (Principal Executive Officer)