Form 10-K
period 2011-12-31
ALL GRADE MINING, INC.
filed 2012-04-26
CIK 823544

ALL GRADE MINING, INC.
(A Developmental Stage Company)

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Annual Report for 2011

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011.
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the transition period from________ to ________

Commission File Number 033-17774-NY
All Grade Mining, Inc.
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐No ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (June 30, 2011): $169,366.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: On March 31, 2012, the Registrant had 85,059,759 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.

None

ALL GRADE MINING, INC.
A Developmental Stage Company

References in this Annual Report to, the terms “Company”, “All Grade Mining, Inc.”, “Hybred”, “we”, “us” and “our” refer to All Grade Mining, Inc., unless otherwise stated or the context clearly indicates otherwise.

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

Item 1.        Description of Business

Temporary Time Capital Corp., Inc., a corporation organized under the laws of the State of Colorado, was not a shell company with no or nominal business operations. On January 31, 2008, the Company entered into a merger agreement with Hybred International, Inc., a corporation organized under the laws of the State of New Jersey. No prior relationship between the companies, or any natural person, is known to have existed.

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

In June 2011 the Board of Directors and shareholders affirmatively voted to reverse the common voting stock 500:1 in a reverse stock split, voted affirmatively to create an offering of securities to explore  a mining opportunity in Chile, and create three preferred classes of stock. The preferred classes of stock have the following characteristics: the preferred class A class is convertible into common voting shares at a ratio of one share of Class A converts into 1,000 shares of common stock (1:1,000) and there were 100,000 shares of the preferred class A authorized. The preferred class B was authorized at 400,000 shares which are convertible into 40 shares of common voting stock (1:40). The preferred class C was authorized at 50,000 shares and has super-voting characteristics of one share of the class C possess 1,000 votes and is NOT convertible. The Company further authorized an offering, and due registration thereof, of a capital raise to explore an opportunity of the Saltirosa mine in Chile (located 28 kilometers from Chanaral and 60 kilometers from the Caldera port). The Board and Shareholders also voted to make the necessary corresponding adjustments to the articles of incorporation and bylaws to reflect the new classes of securities.
The overview of the process and the insight behind the corporate activity was the corporate sales of horseshoes had bottomed out after the recession and the decline in consumer spending on luxury goods. Particularly, several opportunities to sell the rubberized horseshoe to mounted police turned out to be a non-starter because the police wanted the noise a regular horseshoe made. Simultaneously, a mining opportunity presented itself.  The company decided that the opportunity, while not in the core line of business, was lucrative enough to resuscitate the company if the Company could raise capital to pursue the project; while keeping the horseshoe business in its back pocket for future exploration. The above changes reflect the process of preparation to pursue the mining opportunity. It should be mentioned that the preferred C class was created particularly for the management of the Company so they could maintain positive leverage if the capital raise becomes overly onerous or invasive, or there is a buyout on the horizon.
The Regulation D filing was filed roughly two months later, in August 2011.

In October 2011, the Board and shareholders affirmatively voted to acquire the Saltirosa mine in Chile, change the name of the Company to “All Grade Mining, Inc.” and modify the core line of business to reflect the positive feedback and traction from the offering of securities earmarked for the mining project.

In November 2011, the name change and reverse split went effective. In December 2011 the Company created a wholly owned subsidiary in Chile, “All Grade Mining Chile, SA” to take possession of the Saltirosa mine.

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

Item 2.        Description of Property

The Company enters into month to month leases for their office space. Rent expense incurred under this arrangement for the years ended December 31, 2011 and December 31, 2010 was $5,551 and $4,600, respectively.

The Saltirosa mine is located in the country of Chile approximately 28 kilometers from Chanaral and 60 kilometers from the Caldera port). Please see the feasibility study for greater detail, description, and maps of the area filed in the 14C dated 11 October 2011.

Item 3.        Legal Proceedings

The Company is not a party to, or the subject of any material pending legal proceedings.

Item 4.        Mine Safety Disclosures

The Saltirosa mine is located in Chile. As such, none of the disclosures in this section are applicable as they make specific reference to United States law. In the interest of fair disclosure and substantial compliance, management is not aware of any flagrant violations or imminent danger orders, or their Chilean equivalent, that have been issued regarding the Saltirosa mine within 2011.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The common stock of the Company (the “common stock”) is traded in the Over-The-Counter Market and is quoted on the National Association of Securities Dealers Automated Quotation (“NASDAQ”)System Bulletin Board and the Electronic Bulletin Board (OTCBB) under the symbol “HYII”.

Market Information

The range of high and low bid prices for the Company’s common stock, for the periods indicated, are set forth below.

Period	High Bid	Low Bid
Year Ended 31 December 2011 (*)
1st Quarter	$0.9000	$0.1500
2nd Quarter	$1.4000	$0.3000
3rd Quarter	$0.7500	$0.0500
4th Quarter	$2.7500	$0.1000
Year ended December 31, 2010 (*)
1st Quarter	$11.5000	$0.5000
2nd Quarter	$2.2000	$0.2500
3rd Quarter	$0.5000	$0.1000
4th Quarter	$0.8000	$0.1500

(*) As reported by the OTCBB.

The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.  Such quotations do not necessarily represent actual transactions.

Date	Amount of Securities and class	Consideration	Principals	Exemption	Terms of Conversion or Exercise	Use of Proceeds
	Preferred C, Preferred A	$100,000 Stock Based Compensation	Gary Kouletas, CEO	144 Issuance	Taken in 70,000 class A and 20,000 class	N/A
November 2011	CS, not yet converted †	$50,000	Cova Holdings, Inc.	Convertible Note		Operating Capital
November 30, 2011, original notes date from 2008	34,732,000	Exercise of prior notes dating back to 2008	Various 3	144	At par	Operating capital
August 2011	CS, not yet converted	$75,000	Sunrise Capital	Regulation D filing	@ $0.25	Purchase of mine
August 2011	CS, not yet converted 1	$75,000	PMT Capital	Regulation D filing	@ $0.25	Purchase of mine
September 2011	CS, not yet converted 1	$50,000	Adler	Regulation D filing	@ $0.25	FCCSI/permitting process for mine 2
October 2011	CS, not yet converted 1	$75,000	Cornell Funding	Regulation D filing	@ $0.25	Retire outstanding debt
October 2011	CS, not yet converted 1	$75,000	Ygar Capital	Regulation D filing	@ $0.25	FCCSI/permitting process and operations 2
1 Estimates are 300,000 share conversion of principal, plus interest conversion.
2 Foreign Commerce Consultative Services, Inc. is All Grade Mining’s general contractor in Chile
3 Toney Alvarez 4.1m; Theodore Collas 3.3m; Angelo Kouletas 3.3m; James Hamburger 3.9m; Marshal Shichtman 1m; Optimus Holdings 1.9m; Madison Consulting, Majorie Group, NVNY, IVD internet 3.4m each. Christine Mulijono 3.764 M

No Issuer repurchases of any class were made during 2011.

Item 6. Selected Financial Data.
The Company is a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition, Developmental Plan of Operations and Results of Operation.
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

Comparative Analysis Year Ended December 31, 2011 and December 31, 2010

The Company’s operating expenses were $560,157 for the year ended December 31, 2011, an increase of $471,605 or 533% compared to the operating expenses of $88,552 for the year ended December 31, 2010. The increase was primarily due to officer’s compensation being recorded in the year ended December 31, 2011 as well as expenses incurred in the Company’s change of focus to mining, including other operating expenses associated with the mine.

Other expenses also increased in 2011 from $1,746 to $1,222,900 primarily due to the Company recording a change in the fair value of its derivative liabilities.

During the first half of 2011, the Company realized its business model regarding the manufacture and sale of the Hybred Horseshoe was not meeting expectations, and that the cost of operating the Company could not be sustained.  The Company was introduced to Foreign Commerce Consultative Services, Inc.(“FCC”), who was in the process of securing the rights to an existing iron mine located in the Republic of Chile known as the Saltirosa Mine. The Company decided to utilize its public securities to raise the necessary capital to acquire the Saltirosa Mine and commence production.

In June 2011, the Company prepared a Regulation D Offering as a capital raising vehicle and authorized both a 500 to 1 reverse stock split and a name change to All Grade Mining, Inc. Upon receiving a favorable response from potential investors, the CEO undertook a personal inspection of the Mine and familiarized himself with the local mining authorities and principals of the company that owned the Saltirosa Mine. During his trip to Chile, the CEO retained local counsel, Carlos Eva, Esq., who assisted him with the verification of the documentation concerning the Saltirosa Mine, including the RSE Global , Chile, SA’s feasibility study and environmental impact study.  A wholly owned Chilean subsidiary was created with the intent to take title to the Mine. As of December 31, 2011, the subsidiary had no assets and was inactive.

Following the CEO’s due diligence efforts, the Company entered into an assignment  agreement with FCC, whereby the Company received FCC’s rights to the Mine and agreed to make payments totaling $3,250,000 to the Mine owner and pay the owner 15% of the profits from the Mine’s production.  The Company agreed to retain FCC as its general contractor.  FCC was to receive $2.00 per ton out of production and 20% of the Company’s profit from the Mine’s production plus an initial payment of $250,000 on account of prior expenses.

Liquidity and Capital Resources

The Company to date has had no operating revenue and has relied primarily on funding from financial activities.

The Company is seeking financing from various third party sources for the purpose of acquiring the necessary machinery and for working capital. To date the Company has not entered into any definitive agreement with any third party, although it has commenced discussions with a potential financing source.

In the interim the Company has raised a total of $588,000 during 2011 under its Regulation D Offering, and separate financing outside the Offering.

Currently there are no off-balance sheet agreements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses of $1,783,057 and $90,298 for the years ended December 31, 2011 and 2010, respectively. The Company has a working capital deficiency of $1,819,986 and $164,716 as of December 31, 2011 and 2010, respectively and a stockholders’ deficiency of $1,825,236 and $176,911 at December 31, 2011 and 2010, respectively. The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $2,129,334.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations. The ability of the Company to continue as a going concern is dependent on the Company’s profitability, cash flows and securing additional financing.

While the Company believes in the viability of its strategy to generate revenues and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern. However the Company provides no assurance that such financing will be available on terms advantageous to the Company, or at all and should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities detailed above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8. Financial Statements and Supplementary Data
The Company is a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Reporting.
The Company does not have any disagreements with any accountants or financial officers at this time.

Item 9A. Controls and Procedures.
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

Based upon that evaluation, our Chief Executive Officer has concluded that as of the end of the period covered by this report the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our principal executive officer, as appropriate to allow timely discussions regarding disclosure.

The delay in completion and submission of this document was due to the fact that the Company had hired a Chief Financial Officer who did not begin work until January 2012 and had engaged and retained a new independent registered public accounting firm to audit the books and records of the Company for the period covered by this report.

Under the supervision of the principal executive officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, the principal executive officer has concluded that our internal control over financial reporting is not effective as of December 31, 2011.

The Principal Executive Officer and the Chief Financial Officer are devising controls to correct this situation.

Management’s report on Internal Controls over Financial Reporting

Our management, under the supervision of our Chief Executive Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized    acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2011

This annual report on Form 10-K does not include an attestation report of our independent register public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information
The Company has no further information to disclose at this time. Please feel free to see our website at www.allgrademining.com

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.
The Company’s Board of Directors consists of Gary Kouletas and an independent director, Paul Stitzer.

Mr. Kouletas, 36 years old, was the founder of Hybred International, Inc., now All Grade Mining, Inc.  He has over ten years of entrepreneurial startup business owner experience. Mr. Kouletas attended William Paterson University and Montclair University, both in New Jersey. After College, Mr. Kouletas became operating partner of Kouletas Real Estate, a commercial property management company. He then went on to develop Kouletas Construction, a town home development company in southern New Jersey. Mr. Kouletas has been involved in the horseshoe manufacturing business for the past seven years. From 2002-2005 Mr. Kouletas served as a consultant to International Surfacing, Inc., a research and development company, concentrating on the development of a rubberized horseshoe and rubber metal bonding. He has designed numerous therapeutic and innovative horseshoes and corroborated with top industry professionals to create and bring to market the Hybred Horseshoe.

Mr. Stitzer, age 70, spent the majority of his career in the electronics industry. Mr. Stitzer initially acquired A & M Instruments, Inc. from Local Corporation. As the chief executive officer and chairman of the Board of Directors, he built A & M into a leading supplier to the U.S. Government of analog meters for the military. A & M was acquired by Hawker Sidley, a British conglomerate, in 1986. Mr. Stitzer thereafter became an officer and director of Voltampere Corporation, a cutting edge power supply company which was sold to Dynarad Corporation in 1991. Mr. Stitzer is presently residing in Boca Raton, Florida and continues to consult with various companies in the area of corporate finance.

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

No Board member, or executive officer, is known to have been convicted of any crime, excluding any traffic violations and other minor offenses, if any, or have had an adverse adjudication by a Self Regulated organization having jurisdiction or an inhibitive order inhibiting any Director or Executive Officer from any financial activity, or have had a discharge in bankruptcy, all within the previous ten years from the date of this filing.

Promoters
(None)

Certain Reports
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers and persons who own, directly or indirectly, more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock of the Company.

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the year ended December 31, 2011.

Item 11. Executive Compensation

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan compen- sation	Non-qualified deferred compensation earnings	All other Compensation	Total
Kouletas, Gary, CEO and Director	2011	$-0-	-0-	$100,000	-0-	-0-	-0-	-0-	$100,000
Stitzer, Paul, Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$0.00

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of Securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None
Equity compensation plans NOT approved by security holders
Total	-0-	-0-	-0-

Item 13. Certain Relationships and Related Transactions, and Director Independence.
No related party had any transaction with the Company in an amount exceeding $120,000. Gary Kouletas, the CEO, received $100,000 in stock compensation by the issuance to him of 70,000 shares of Class A preferred stock and 20,000 shares of Class C preferred stock.

Item 14. Principal Accounting Fees and Services.

	Audit Fees		Audit Related Fees		Tax Fees		All Other Fees
Marcum, LLP	2010	2011	2010	2011	2010	2011	2010	2011
	-0-	$22,500	-0-		-0-		-0-
Jerome Rosenberg		$3,000		-0-		-0-		-0-

Part IV

Item 15. Exhibits, Financial Statements Schedules

Exhibit
31.1  Rule 13a-14(a) Certification of CEO
31.2  Rule 13a-14(a) Certification of CFO
32.1  Rule 13a-14(b) Certification of CEO
32.2  Rule 13a-14(b) Certification of CFO

Signatures
All Grade Mining, Inc.

Date: April 25, 2012	By:	/s/ Gary Kouletas
Name: Gary Kouletas
Title: President (Principal Executive Officer)

ALL GRADE MINING, INC.
 (A Developmental Stage Company)

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page

Report of Independent Registered Public Accounting Firms	16

Consolidated Balance Sheets as of December 31, 2011 and 2010	18

Consolidated Statements of Operations for the Years Ended December 31, 2011
and 2010 and for the period January 3, 2006
(Date of commencement as a development stage company) to
December 31, 2011	20

Consolidated Statements of Changes in Stockholders’ Deficiency
for the period January 3, 2006 (Date of commencement as a development
stage company) to December 31, 2011	21

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011
and 2010 and for the period January 3, 2006
(Date of commencement as a development stage company) to
December 31, 2011	24

Notes to consolidated financial statements	26

Report of Independent Registered Public Accounting Firm

Board of Directors
All Grade Mining, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of All Grade Mining, Inc. (a development stage company) (formerly known as Hybred International, Inc.) and its Subsidiary as of December 31, 2011 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended, and for the period January 3, 2006  (date of commencement as a development stage company) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit. The accompanying consolidated financial statements of the Company for the period from January 3, 2006 (date of commencement as a development stage company) to December 31, 2010 were not audited by us. Those statements were audited by other auditors whose report, dated September 22, 2011, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from January 3, 2006 (date of commencement as a development stage company)  through December 31, 2010, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of All Grade Mining, Inc., (a development stage company) (formerly known as Hybred International, Inc.) and its Subsidiaries, of December 31, 2011 and the results of its operations and its cash flows for the year then ended, and for the period January 3, 2006 (date of commencement as a development stage company) to December 31, 2011 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, The Company’s recurring losses, working capital deficiency, cumulative losses during the development period, and the need to obtain substantial additional funding to complete its development, raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum LLP

New York, New York
April 25, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors
Hybred International, Inc.

We have audited the accompanying balance sheets of Hybred International, Inc. (A Developmental Stage Company) as of December 31, 2010 and the related statements of operations, holders’ equity, and cash flows for the year then ended and for the period from January 3, 2006 (Commencement as A Developmental Stage Company) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Hybred International, Inc (A Developmental Stage Company) as of December 31, 2010 and the results of its operations and its cash flows for the year then ended and for the period from January 3, 2006 (Commencement as A Developmental Stage Company) to December 31, 2010 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Hybred International, Inc. (A Developmental Stage Company) will continue as a going concern. As discussed in Note 2 to the financialstatements, The Company’s cumulative losses during the development period, and the need to obtain substantial additional funding to complete its development, raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jerome Rosenberg CPA, P.C. Jerome Rosenberg CPA, P.C. Melville, New York September 22, 2011

ALL GRADE MINING, INC.
 ( A Developmental Stage Company Commencing January 3, 2006)
CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

ASSETS

	December 31,	December 31,
	2011	2010
CURRENT ASSETS:
Cash	$1,040	$-

Total current assets	1,040	-

FIXED ASSETS, Net of accumulated depreciation of $87 and $7,731 as of December 31, 2011 and 2010, respectively.	350	5,305

OTHER ASSETS:
Depository payment towards acquisition of iron ore mine	250,000	-

TOTAL ASSETS	$251,390	$5,305

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$164,215	$120,363
Cash overdraft	-	317
Accrued interest payable	15,193	6,990
Payroll taxes payable	8,716	-
Advances payable, stockholders	7,302	9,146
Loans payable	205,000	17,900
Convertible debentures	48,000	10,000
Derivative liability	1,372,600	-
Total current liabilities	1,821,026	164,716

Convertible debentures, net of debt discount of $144,400 and $0 as of December 31, 2011 and 2010, net of current portion	255,600	-
Deferred income	-	17,500
TOTAL LIABILITIES	2,076,626	182,216

The accompanying notes are an integral part of these consolidated financial statements.

ALL GRADE MINING, INC.
 ( A Developmental Stage Company Commencing January 3, 2006)
CONSOLIDATED BALANCE SHEETS (Continued)

As of December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS’ DEFICIENCY:

Convertible Preferred Stock Class A, no par value, 100,000 shares authorized at December 31, 2011 and none authorized at December 31, 2010. Issued and outstanding 20,000 shares at December 31, 2011, none issued and outstanding at December 31, 2010	46,000	-
Convertible Preferred Stock Class B, no par value, 400,000 shares authorized at December 31, 2011 and none authorized at December 31, 2010. None issued and outstanding at December 31, 2011 and December 31, 2010	-	-
Preferred Stock Class C, no par value, 50,000 shares authorized at December 31, 2011 and none authorized at December 31, 2010. Issued and outstanding 20,000 shares at December 31, 2011, none issued and outstanding at December 31, 2010	9,000	-
Common stock, par value $.001 per share; authorized 500,000,000 shares at December 31, 2011 and 2010. Issued and outstanding, 85,058,759 shares at December 31, 2011 and 338,731 at December 31, 2010	85,059	339
Additional paid in capital	164,039	169,027
Deficit accumulated during the development stage	(2,129,334)	(346,277)

Total stockholders’ deficiency	(1,825,236)	(176,911)

Total liabilities and stockholders’ deficiency	$251,390	$5,305

The accompanying notes are an integral part of these consolidated financial statements.

ALL GRADE MINING, INC.
(A Developmental Stage Company Commencing January 3, 2006)
CONSOLIDATED STATEMENTS OF OPERATIONS

			January 3, 2006
	Year Ended December 31,	Year Ended December 31,	(date of commencement as a development stage company) through
	2011	2010	December 31, 2011

REVENUES	$-	$-	$7,500
COST OF REVENUES	-	-	3,135

Gross profit	-	-	4,365

OPERATING EXPENSES:
Officer’s compensation	100,000	-	100,000
Mine related expenses	232,500	-	232,500
Consulting fees	60,000	60,000	120,000
General and administrative	167,657	28,552	422,505

Total Operating Expenses	560,157	88,552	875,005

Operating Loss	(560,157)	(88,552)	(870,640)

OTHER INCOME AND (EXPENSES):
Interest income	12	-	12
Other income	17,500	-	17,500
Change in fair value of derivative liability	(645,600)	-	(645,600)
Interest expense	(594,812)	(1,746)	(604,506)
Loss on negotiated debt settlement	-	-	(26,100)

Total other expenses	(1,222,900)	(1,746)	(1,258,694)

Net Loss	$(1,783,057)	$(90,298)	$(2,129,334)

Earnings per share – basic and diluted	$(0.23)	$(0.27)

Weighted average number of common shares outstanding	7,661,977	338,731

The accompanying notes are an integral part of these consolidated financial statements.

ALL GRADE MINING, INC. AND SUBSIDIARY
(A Developmental Stage Company Commencing January 3, 2006)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period January 3, 2006 (Date of Commencement as a Developmental Stage Company) through December 31, 2011

										Deficit Accumulated
	Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Common Stock		Additional Paid in	During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

January 3, 2006 (Date of commencement as a developmental stage company)	-	$-	-	$-	-	$-	-	$-	$-	$-	$-

781 shares issued at $0.50 per share	-	-	-	-	-	-	781	1	390	-	391

Net loss	-	-	-	-	-	-	-	-	-	(18,016)	(18,016)

Balances at December 31, 2006	-	-	-	-	-	-	781	1	390	(18,016)	(17,625)

November 6, 2007- Compensatory stock issuance	-	-	-	-	-	-	40,000	40	19,960	-	20,000

Net loss	-	-	-	-	-	-	-	-	-	(24,500)	(24,500)

Balances at December 31, 2007	-	-	-	-	-	-	40,781	41	20,350	(42,516)	(22,125)

January 28, 2008- Issuance 600 shares of common stock at $150 per share	-	-	-	-	-	-	600	1	89,999	-	90,000

February 1, 2008- Conversion of existing note payable of $15,000 plus accrued interest of $4,125 into common stock	-	-	-	-	-	-	38,250	38	19,087	-	19,125

February 1, 2008- Cancellation of 39,400 shares of common stock issued	-	-	-	-	-	-	(39,400)	(39)	(19,661)	-	(19,700)

The accompanying notes are an integral part of these consolidated financial statements.

ALL GRADE MINING, INC. AND SUBSIDIARY
(A Developmental Stage Company Commencing January 3, 2006)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period January 3, 2006 (Date of Commencement as a Developmental Stage Company) through December 31, 2011

										Deficit Accumulated
	Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Common Stock		Additional Paid in	During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

February 1, 2008- Merger with Hybred International pursuant to the plan of merger; shares issued on a 1:1 basis to Hybred shareholders	-	-	-	-	-	-	160,000	160	8,290	(47,080)	(38,630)

February 1, 2008- Issuance 39,400 shares to cancel debt	-	-	-	-	-	-	39,400	39	19,961	-	20,000

Net loss	-	-	-	-	-	-	-	-	-	(104,276)	(104,276)

Balances at December 31, 2008	-	-	-	-	-	-	239,631	240	138,026	(193,872)	(55,606)

Conversion of existing loan payable of $5,000 into common stock by issuing 99,100 shares	-	-	-	-	-	-	99,100	99	31,001	-	31,100

Net loss	-	-	-	-	-	-	-	-	-	(62,107)	(62,107)

Balances at December 31, 2009	-	-	-	-	-	-	338,731	339	169,027	(255,979)	(86,613)

Net loss	-	-	-	-	-	-	-	-	-	(90,298)	(90,298)

Balances at December 31, 2010	-	-	-	-	-	-	338,731	339	169,027	(346,277)	(176,911)

February 25, 2011- Court ordered disgorgement of 12,000 (6,000,000 pre-reverse split) shares of common stock	-	-	-	-	-	-	(12,000)	(12)	12	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ALL GRADE MINING, INC. AND SUBSIDIARY
(A Developmental Stage Company Commencing January 3, 2006)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period January 3, 2006 (Date of Commencement as a Developmental Stage Company) through December 31, 2011

										Deficit Accumulated
	Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Common Stock		Additional Paid in	During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

November 23, 2011- Issuance of 70,000 shares of Class A preferred stock and 20,000 shares of Class C preferred stock to the president representing compensation	70,000	91,000	-	-	20,000	9,000	-	-	-	-	100,000

November 30, 2011- Issuance of shares for the settlement of debt	-	-	-	-	-	-	34,732,028	34,732	-	-	34,732

November 29, 2011- Conversion of 50,0000 shares of Class A preferred stock into 50,000,000 shares of common stock by the president	(50,000)	(45,000)	-	-	-	-	50,000,000	50,000	(5,000)	-	-

Net loss	-	-	-	-	-	-	-	-	-	(1,783,057)	(1,783,057)

Balance at December 31, 2011	20,000	$46,000	-	$-	20,000	$9,000	85,058,759	$85,059	$164,039	$(2,129,334)	$(1,825,236)

The accompanying notes are an integral part of these consolidated financial statements.

ALL GRADE MINING, INC. AND SUBSIDIARY
(A Developmental Stage Company Commencing January 3, 2006)
STATEMENTS OF CASH FLOWS

			January 3, 2006
	For the	For the	(date of commencement
	Year Ended	Year ended	as a development
	December 31,	December 31,	stage company) though
	2011	2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,783,057)	$(90,298)	$(2,129,334)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	1,485	1,864	9,216
Impairment of equipment	3,907	-	3,907
Stock based compensation	100,000	-	120,000
Amortization of debt discount	43,600	-	43,600
Deferred income	(17,500)	-	-
Change in fair value of derivative liability	645,600	-	645,600
Interest Expense	539,000	-	539,000
Changes in assets and liabilities:
Accounts payable	43,852	68,500	223,190
Accrued interest payable	30,035	1,746	37,025
Payroll taxes payable	8,716	-	8,716

NET CASH USED BY OPERATING ACTIVITIES	(384,362)	(18,188)	(499,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(437)	-	(13,473)
Depository payment towards acquisition of iron ore mine	(250,000)	-	(250,000)

NET CASH USED BY INVESTING ACTIVITIES	(250,437)	-	(263,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(317)	317	-
Repayment of advances	(1,844)	-	(1,844)
Cash proceeds from advances	-	3,146	9,146
Cash proceeds from loans	200,000	-	217,900
Cash proceeds from convertible debentures	438,000	10,000	448,000
Issuance of common stock for cash	-	-	90,391

NET CASH PROVIDED BY FINANCING ACTIVITIES	635,839	13,463	763,593

The accompanying notes are an integral part of these consolidated financial statements.

ALL GRADE MINING, INC. AND SUBSIDIARY
(A Developmental Stage Company Commencing January 3, 2006)
STATEMENTS OF CASH FLOWS (Continued)

			January 3, 2006
	For the	For the	(date of commencement
	Year Ended	Year ended	as a development
	December 31,	December 31,	stage company) through
	2011	2010	December 31, 2011

Increase (decrease) in cash	1,040	(4,725)	1,040

Cash, beginning of period	-	4,725	-

Cash, end of period	1,040	-	1,040

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Debt discount related to convertible debentures	$188,000	$-	$188,000
Issuance of shares for the settlement of debt	$34,732	$-	$77,857

The accompanying notes are an integral part of these consolidated financial statements.

ALL GRADE MINING, INC.
 (A Developmental Stage Company Commencing January 3, 2006)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	NATURE OF BUSINESS:

Organization:
All Grade Mining, Inc. and Subsidiary (formerly known as Hybred International, Inc.) (“the Company”) is a corporation organized under the laws of the State of Colorado.  The Company's corporate headquarters is in Hackensack, New Jersey.

The Company former principal business was the development and production of therapeutic horseshoes.

The Company has generated nominal revenues to date; accordingly, the Company is considered a development stage enterprise as defined in the Accounting Standards Codification 915 “Development Stage Entities.”  The Company is subject to a number of risks similar to those of other companies in an early stage of development.

In June 2010, the Board of Directors voted to increase the number of authorized common shares to 500,000,000.

The Company discontinued its focus in the therapeutic horseshoe industry in November 2011. The Company has refocused its efforts on raising capital and developing markets for the mining industry and on November 22, 2011 the Company changed its name to All Grade Mining, Inc. to reflect the change in its core business. Concurrent with the change in name, the Company’s Board of Directors voted to complete a reverse split of its authorized common voting shares in the ratio of 500:1. All share and per share amounts have been restated for all periods presented to reflect this reverse stock split. The Company is currently engaged in the acquisition and exploration of mining properties.

Note 2-	GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses of $1,783,057 and $90,298 for the years ended December 31, 2011 and 2010, respectively. The Company has a working capital deficiency of $1,819,986 and $164,716 as of December 31, 2011 and 2010, respectively and a stockholders’ deficiency of $1,825,236 and $176,911 at December 31, 2011 and 2010, respectively. The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of approximately $2,129,334.  In addition as disclosed in Note 5, the Company has minimum commitment requirements with respect to the purchase of a mine in the Country of Chile.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations. The ability of the Company to continue as a going concern is dependent on the Company’s profitability, cash flows and securing additional financing.

While the Company believes in the viability of its strategy to generate revenues and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern. However the Company provides no assurance that such financing will be available on terms advantageous to the Company, or at all and should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities detailed above.

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  The most significant estimates, among other things, are used in accounting for allowances are for deferred income taxes, expected realizable values for long-lived assets (primarily property and equipment), derivative liability and contingencies, as well as the recording and presentation of its common stock issuances.  Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.  Actual results could differ from those estimates and assumptions.

Principle of Consolidation
 The consolidated financial statements of All Grade Mining, Inc. and Subsidiary include accounts of the Company and its wholly-owned foreign subsidiary, All Grade Mining Chile, SA. Intercompany transactions and balances are eliminated in consolidation. All Grade Mining Chile, S.A. was formed in November 2011, has yet to commence operations and has minimal assets.

Cash and Cash Equivalents
For purpose of the statement of cash flows, the Company considers all highly liquid debt with a maturity of three months or less, when purchased, to be cash equivalents. As of December 31, 2011 and 2010 the Company did not have any cash equivalents.

Property and Equipment
 Property and equipment consists primarily of furniture and fixtures and is stated at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives (seven years) of the related assets. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred.  Gains or losses on disposal of property and equipment are reflected in the statement of operations in the period of disposal.

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Impairment of Long-Lived Assets:
The Company assesses the recoverability of its long lived assets, including property and equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared.

The Company recorded an impairment charge of $3,907 for the year ended December 31, 2011 due to the Company’s discontinued focus in the therapeutic horseshoe industry refocusing its efforts on raising capital and developing markets for the mining industry

Stock-based compensation:
The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants to be recognized in the consolidated financial statements based on their fair values.

The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718, which require that each such equity instrument be recorded at its fair value on the measurement date, which is typically the date the services are performed.

The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted.  The model includes subjective input assumptions that can materially affect the fair value estimates.  The model was developed for use in estimating the fair value of traded options or warrants.  The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or options granted. During the year ended December 31, 2011 and 2010, the Company did not grant any options or warrants.

During the year ended December 31, 2011 the Company recorded a stock based compensation charge of $100,000 for the issuance of 70,000 shares of its Class A Convertible Preferred Stock and 20,000 shares of its Class C Preferred Stock. The Company had no share based awards for the year ended December 31, 2010.

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Earnings  per Share:
Basic loss per share was computed using the weighted average number of outstanding common shares.  Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed conversion of debt and convertible preferred stock.  Common stock equivalents were excluded from the computation of diluted loss per share since their inclusion would be anti-dilutive.

Total shares issuable upon the conversion of preferred stock and convertible debt for the years ended December 31, 2011 and 2010, were comprised as follows:

	As of December 31,
	2011	2010
Convertible Preferred Stock Class A	20,000,000	--
Convertible debentures	1,905,962	40,000
Total Common Stock Equivalents	21,905,962	40,000

Mineral Property Costs

 The Company is in the development stage and has not realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. The Company will classify its mineral rights as tangible assets and accordingly acquisition costs will be initially capitalized as mineral property costs. Generally accepted accounting principles require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property.  To date the Company has not established any proven or probable reserves.

The Company accounts for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As of December 31, 2011, the Company has not incurred any potential costs related to the retirement of mineral property interests since commercial mining operations have not commenced.

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Reclamation and Remediation Costs (Asset Retirement Obligation)

Upon commencement of commercial operations, the Company will accrue costs associated with environmental remediation obligations in accordance with ASC 410-20, Asset Retirement Obligations. In accordance with ASC 410-20-25, Asset Retirement Obligations -Recognition, the Company will record a liability for the present value of the estimated environmental remediation costs in the period in which the liability is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability will be reduced.

 The Company will accrue costs associated with any environmental remediation obligation when it is probable that such costs will be incurred and they are reasonably estimable. Estimates for reclamation and other closure costs are prepared in accordance with ASC 450, Contingencies, or ASC 410-30-25, Asset Retirement and Environmental Obligations - Recognition. Costs of future expenditures for environmental remediation will not be discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs will be based on management’s then current best estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

Future reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of the exploration project, and uncertainties associated with defining the nature and extent of environmental disturbance and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. The Company will be required to periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that the liabilities have potentially changed. Changes in estimates will be reflected in the statement of operations in the period an estimate is revised.

Foreign Currency Translation
Assets and liabilities related to the Company’s foreign subsidiary’s operations are calculated using the Chilean Peso and are translated at end-of-period exchange rates while the related revenues and expenses are translated at average exchange rates prevailing during the period.  Translation adjustments are recorded as a separate component of stockholders’ equity. Transaction gains and losses were immaterial from the years ended December 31, 2011 and 2010.

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Comprehensive Income (Loss)
The Company reports comprehensive income (loss) and its components in its combined financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments affecting stockholders’ equity that under US GAAP are excluded from net loss. For the year ended December 31, 2011 and 2010, the differences between net income as reported and comprehensive income were not material.

Fair Value of Financial Instruments
The carrying value of the Company’s financial instruments, consisting of cash, accounts payable, and borrowings, approximates their fair value due to the relatively short maturity (three months) of these instruments.

Advertising
Advertising costs are expensed as incurred and are included in general and administrative expenses.  Advertising charges incurred for the years ended December 31, 2011 and 2010 were nominal.

Derivative Financial Instruments
In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature; which provided for a conversion of the convertible promissory notes into shares of common stock at a rate which was determined to be variable.  The Company determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging”

The accounting treatment of derivative financial instruments requires that the Company record the conversion options at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  As a result of entering into the convertible promissory note, the Company was required to classify all other conversion options as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Reclassification
Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements.  These reclassifications have no effect on previously reported earnings.

Note 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Subsequent Events
The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements.

Recent Accounting Pronouncements
The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of December 31, 2011 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2011 or 2010, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 4-	PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
Furniture	$437	$--
Tools and dies	--	13,036
	$437	13,036
Accumulated depreciation	(87)	(7,731)
Property and Equipment, net	$350	$5,305

During the year ended December 31, 2010, the Company acquired tools and dies to be used in the production of its therapeutic horseshoe. With the change in operating focus and no foreseeable market for these assets, the Company deemed the asset to be impaired and expensed $3,907 for the year ended December 31, 2011. Depreciation expense for the years ended December 31, 2011 and 2010 was $1,485 and $1,864 respectively.

Note 5-	DEPOSITORY PAYMENT TOWARDS ACQUISITION OF IRON ORE MINE:

On September 21, 2011, The Company entered into a preliminary option agreement to acquire title to a certain iron ore mine in the Republic of Chile at an acquisition cost of $3,250,000, with the Company as of December 31, 2011 making an initial deposit of $250,000 to the seller. The agreement provides for the participation of the Republic of Chile in the profits of 15% of the mining profits.

Under the terms of the agreement, the Company is required to remit the remaining balance of $3,000,000 over a three year period as follows:

Date	Amount
February 28, 2012	$500,000
August 31, 2012	500,000
February 28, 2013	500,000
August 31, 2013	500,000
February 28, 2014	500,000
August 31, 2014	500,000
Total payments	$3,000,000

The Company has not made the February 28, 2012 minimum payment and is not compliant with the payment terms of the agreement.

Note 6-	FAIR VALUE:

ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Standard clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and emphasizes that fair value is a market-based measurement and not an entity-specific measurement.

ASC 820 establishes the following hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

·           Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

·           Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Note 6-	FAIR VALUE: (continued)

Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.

Liabilities measured at fair value on a recurring basis at December 31, 2011 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Embedded conversion feature – December 31, 2011	$--	$--	$1,372,600	$1,372,600

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities consist of derivative liabilities associated with the convertible debt that contains an indeterminable conversion share price and the tainted conversion to other outstanding convertible debt as the Company cannot determine if it will have sufficient authorized common stock to settle such arrangements.

Note 6-	FAIR VALUE: (continued)

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the years ended December 31, 2011.

Embedded Conversion Feature
Balance January 1, 2011	$--

Included in other income expense
Change in fair value of derivative liability	645,600
Interest Expense	539,000
Included in liabilities	188,000
Included in stockholder's equity	--
Transfers in and /or out of Level 3	--
Balance December 31, 2011	$1,372,600

Note 7-	LOANS PAYABLE:

Loans payable consist of the following at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
(a)	$1,000	$11,000
(b)	4,000	6,900
(c)	150,000	--
(d)	50,000	--
	$205,000	$17,900

a)
During the year ended December 31, 2006, the Company borrowed the sum of $16,000 from Louis Savaglio, an independent third party. The loan is payable on demand and bears interest at the rate of 6.75% per annum. On November 30, 2009, the Company had repaid $5,000 with the issuance of 99,100 shares of common stock. On July 14, 2011 Mr. Savaglio assigned $10,000 of his debt together with accrued interest of $3,156 to four entities unrelated to the Company. Each new entity has a note for $3,289 carrying interest at 6%. Subsequently those four entities converted their loans into 13,462,000 shares of the Company’s common stock. The balance due to Mr. Savaglio as of December 31, 2011 and 2010 was $1,000 and $11,000 respectively.

Note 7-	LOANS PAYABLE:

b)
During August 2008, the Company borrowed the sum of $4,000 from Brett Hamburger, a consultant to the Company on a non-interest bearing basis. The loan is payable upon demand and as of December 31, 2011, it remained unpaid. Additionally during 2009, the Company borrowed $2,900 from Christine Mulijono, the wife of Brett Hamburger. This loan was payable on demand and carried an interest rate of 10% per annum. This loan and its accumulated interest was converted into 3,764,000 shares of the Company’s common stock on November 23, 2011 for the settlement of $2,900 and $864 or principal and accrued interest, respectively. As of December 31, 2011 and 2010 the amount payable under this loan was $4,000 and $6,900, respectively.

c)
On September 15, 2011, the Company borrowed $150,000 from an unrelated third party. The loan was due on October 15, 2011 together with interest at a rate of 25% per annum. As of December 31, 2011, the accumulated interest on this loan was $4,688. The Company is not in compliance with the repayment terms of the loan as it was not repaid on its maturity date and is currently in technical default.

d)
On November 15, 2011, the Company borrowed $50,000 from an unrelated third party. The loan was due and payable upon the Company filing its Regulation D Offering with the SEC which occurred on August 1, 2011. The note accrues interest at a rate of 4.0% per annum. As of December 31, 2011, the Company is not in compliance with the repayment terms of the loan and is currently in technical default.

Note 8-	CONVERTIBLE DEBENTURES:

As of December 31, 2011 and 2010 convertible debentures consist of the following:

	December 31,
	2011	2010
Convertible Debentures	$448,000	$10,000
Less current portion	48,000	10,000
Less debt discount	144,400	--
Long term Convertible Debentures, net of current portion and debt discount	$255,600	$--

a)
On September 9, 2010 the Company borrowed the sum of $10,000 from an unrelated third party. The convertible debenture is payable on demand and bears interest at the rate of 8% per annum. The loan agreement provides at the option of the note holder to convert their principal balance to 40,000 shares of common stock ($0.25 per share) at any time that the loan remains unpaid. As of December 31, 2011 and 2010 the $10,000 is payable.

Note 8-	CONVERTIBLE DEBENTURES: (continued)

b)
On April 13, 2011, the Company borrowed the sum of $10,000 from an unrelated third party. The convertible debenture is payable on demand and bears interest at the rate of 10% per annum. The loan agreement provides for the right of this individual to convert the loan into shares of common stock at a stated conversion price of the average of the 3 lowest daily trades in the previous 20 days with a 50% discount.

The Company accounted for the issuance of the convertible debenture in accordance with ASC 815” Derivatives and Hedging.”  The debenture is convertible into an indeterminate number of shares for which the Company cannot determine if it has sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. The gross proceed from the sale of the note of $10,000 was recorded net of a discount of $10,000 related to the beneficial conversion feature of the embedded conversion option.  In addition to the $10,000 debt discount recorded the Company recorded a charge in the amount of $7,000 which represents the fair value of conversion options in excess of the debt discount. This amount has been included as a component of interest expense in the statement of operations. The debt discount will be charged to interest expense ratably over the term of the convertible debenture. As of December 31, 2011 the $10,000 is payable.

c)
On May 18, 2011, the Company borrowed the sum of $28,000 from an unrelated third party on a non-interest bearing basis and is payable on demand. The loan agreement provides for the right of the holder to convert the outstanding loan into common shares of the Company at any time that the loan remains unpaid, at a conversion price of $.14 per share.

The Company accounted for the issuance of the convertible debenture in accordance with ASC 815” Derivatives and Hedging.”  In connection with Note 6(b) the Company cannot determine it will have sufficient authorized shares to settle the transaction with and accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note of $28,000 was recorded net of a discount of $28,000 related to the beneficial conversion feature of the embedded conversion option.  In addition the Company recorded a charge in the amount of $54,000 which represents the fair value of the conversion options in excess of the debt discount. This amount has been included as a component of interest expense in the statement of operations. The debt discount will be charged to interest expense ratably over the term of the convertible debenture. As of December 31, 2011 the $28,000 is payable.

Note 8-	CONVERTIBLE DEBENTURES: (continued)

d)
On July 17, 2011, the Company borrowed $50,000 from an unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on July 17, 2016. The debenture is convertible into common stock at $0.25 per share.

The Company accounted for the issuance of the convertible debenture in accordance with ASC 815” Derivatives and Hedging.”  In connection with Note 6(b) the Company cannot determine it will have sufficient authorized shares to settle the transaction with and accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. As of the date of the convertible debenture the fair value of the conversion option was $0 attributed to the fact that the market price of the stock was below the stated conversion price. As of December 31, 2011 the $50,000 is payable.

e)
On August 29, 2011, the Company borrowed $75,000 from an unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on August 29, 2016. The debenture is convertible into common stock at $0.25 per share.

The Company accounted for the issuance of the convertible debenture in accordance with ASC 815” Derivatives and Hedging.”  In connection with Note 6(b) the Company cannot determine it will have sufficient authorized shares to settle the transaction with and accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. As of the date of the convertible debenture the fair value of the conversion option was $0 attributed to the fact that the market price of the stock was below the stated conversion price. As of December 31, 2011 the $75,000 is payable.

f)
On August 29, 2011, the Company borrowed $75,000 from another unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on August 29, 2016. The debenture is convertible into common stock at $0.25 per share.

The Company accounted for the issuance of the convertible debenture in accordance with ASC 815” Derivatives and Hedging.”  In connection with Note 6(b) the Company cannot determine it will have sufficient authorized shares to settle the transaction with and accordingly, the embedded conversion option is a derivative liabilities and is marked to market through earnings at the end of each reporting period. As of the date of the convertible debenture the fair value of the conversion option was $0 attributed to the fact that the market price of the stock was below the stated conversion price. As of December 31, 2011, the $75,000 is payable.

g)
On September 16, 2011, the Company borrowed $50,000 from an unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on September 16, 2016. The debenture is convertible into common stock at $0.25 per share.

Note 8-	CONVERTIBLE DEBENTURES: (continued)

The Company accounted for the issuance of the convertible debenture in accordance with ASC 815” Derivatives and Hedging.”  In connection with Note 6(b) the Company cannot determine it will have sufficient authorized shares to settle the transaction with and accordingly, the embedded conversion option of the convertible debenture is a derivative liability and is marked to market through earnings at the end of each reporting period. As of the date of the debenture the fair value of the conversion option was $0 attributed to the fact that the market price of the stock was below the stated conversion price. As of December 31, 2011 the $50,000 is payable.

h)
On October 24, 2011, the Company borrowed $75,000 from an unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on October 24, 2016. The debenture is convertible into common stock at $0.25 per share.

The Company accounted for the issuance of the convertible debenture in accordance with ASC 815” Derivatives and Hedging.”  Accordingly, the embedded conversion option of the convertible debenture is a derivative liabilities and is marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note of $75,000 was recorded net of a discount of $75,000 related to the beneficial conversion feature of convertible debenture.  In addition the Company recorded a charge in the amount of $210,000 which represents the fair value of conversion options in excess of the debt discount recorded. This amount has been included as a component of interest expense in the statement of operations. The debt discount will be charged to interest expense ratably over the term of the convertible debenture. As of December 31, 2011 the $75,000 is payable.

i)
On October 25, 2011, the Company borrowed $75,000 from an unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on October 25, 2016. The debenture is convertible into common stock at $0.25 per share.

The Company accounted for the issuance of the convertible debenture in accordance with ASC 815” Derivatives and Hedging.”  Accordingly, the embedded conversion option of the convertible debenture is a derivative liabilities and is marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note of $75,000 was recorded net of a discount of $75,000 related to the beneficial conversion feature of the convertible debenture.  In addition the Company recorded a charge in the amount of $270,000 which represents the fair value of conversion options in excess of the debt discount recorded. This amount has been included as a component of interest expense in the statement of operations. The debt discount will be charged to interest expense ratably over the term of the convertible debenture. As of December 31, 2011 the $75,000 is payable.

Note 9-	RELATED PARTY TRANSACTIONS:

During 2007, Martin Honig, a former Director and current shareholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000 and again in December 2011 an additional $1,000 to be used for working capital. As of December 31, 2011, the Company had repaid $7,000 to Martin Honig, leaving a balance due him of $7,000. As of December 31, 2011 and 2010 the amount owed to the former director was $7,000 and $6,000, respectively.

As of December 31, 2011 and 2010 $302 and $3,146 was owed to the chief executive officer of the Company. The advance is non-interest bearing and has no stated maturity date.

Marshal Shichtman, the Company’s securities counsel and a shareholder of 2,500,000 common shares had previously billed the Company $17,506 for legal services performed in 2009. $16,506 was assigned to five different individuals and entities in November 2011. The assigned notes as well as the remaining $1,000 owed to Mr. Shichtman were converted into a total of 17,506,000 shares of the Company’s common stock.

Note 10-	STOCKHOLDERS’ EQUITY:

In June 2010, the Company’s Board of Directors voted to increase the amount of authorized common stock to 500,000,000 shares.

On November 23, 2011, the Company completed a 500:1 reverse split of its voting shares. Total shares issued and outstanding after the common split were 326,731.

The Company issued to its President 70,000 shares of its Class A convertible preferred stock and 20,000 shares of its Class C nonconvertible preferred stock in consideration for compensatory services rendered to the Company by the president. The Company recorded a stock based compensation charge of $100,000 for the fair value of the shares.

On November 23, 2011, the Company’s president converted 50,000 shares of the Class A preferred stock into 50,000,000 shares of the Company’s common stock

On December 2, 2011, various note holders elected to convert their outstanding loans totaling $34,732 into 34,732,028 shares of the Company’s common stock.

Note 11-	PREFERRED STOCK:

During the year ended December 31, 2011, the Company designated certain classes of Preferred Stock as follows:

Convertible Preferred Class A Series
On June 20, 2010, the Company designated and authorized 100,000 shares of Class A convertible preferred stock (“Class A”).  The Class A has no par value, has no liquidation preference and each shares of Class A is convertible into 1,000 shares of common stock at the option of the holder. The Class A stockholders have voting rights equal to the number of common shares, into which the Class A shares are convertible into shares of common stock. The Class A does not provide for any cumulative dividends or any redemption features outside the control of the Company.

Convertible Preferred Class B Series
On June 20, 2010, the Company designated and authorized 400,000 shares of Class B convertible preferred stock (“Class B”).  The Class B has no par value, has no liquidation preference and each shares of Class B is convertible into 40 shares of common stock at the option of the holder. The Class B stockholders have voting rights equal to the number of common shares, into which the Class B shares are convertible into shares of common stock. The Class B does not provide for any cumulative dividends or any redemption features outside the control of the Company.

Preferred Class C Series
On June 20, 2010, the Company designated and authorized 50,000 shares of Class C preferred stock (“Class C”).  The Class C has no par value, has no liquidation preference and has no conversion provisions. The Class C stockholders have voting rights at a ratio of 1,000 votes for each Class C share. The Class C does not provide for any cumulative dividends or any redemption features outside the control of the Company.

Note 12-	DISGORGEMENT OF SHARES OF COMMON STOCK:

On August 1, 2011, 12,000 common shares of the Company were disgorged from Meadow Vista Financial Corp. by order of the Securities and Exchange Commission (“SEC”) pursuant to an Order issued by the U.S. District Court of Florida in the Southern District on February 25, 2011. These common shares were cancelled pursuant to that order.

Note 13-	INCOME TAXES:

As of December 31, 2011 and 2010, the Company has approximately $836,600 and $344,700, respectively, of federal net operating loss carry forwards available to offset future taxable income. These net operating losses which, if not utilized, begin expiring between the years 2026 through 2031. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carry forward may be subject to an annual limitation in the event of a change of control. The Company performed a preliminary evaluation as to whether a change of control, as defined under the regulations has taken place, and concluded that no change of control has occurred to date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. ASC 740 - “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates the length of carryback and carry forward periods, and expectations of future profits, etc. The Company believes that the significant uncertainty exists with full respect to future realization of the deferred tax assets and has therefore established a full valuation allowance for the full amount as of December 31, 2011 and December 31, 2010. For the year ended December 31, 2011 and 2010 the deferred tax asset valuation allowance increased by approximately $198,394 and $36,065, respectively.

As of December 31, 2011 and 2010 the deferred tax asset consisted of the following:
	2011	2010
Deferred Tax Asset
Net operating loss carryovers	$334,132	$344,700
Derivative liability	57,673	-
Fixed asset depreciation	1,921	-
Total deferred tax asset	393,726	344,700
Valuation allowance	(336,053)	(344,700)
Deferred tax asset, net of valuation allowance	57,673	-

Deferred Tax Liabilities
Convertible debt	(57,673)	-
Total deferred tax liabilities	(57,673)	-
Net deferred tax asset (liability)	$-	$-

Note 13-	INCOME TAXES: (continued)

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

The Company files tax returns in U.S. Federal and various state jurisdictions and are subject to audit by tax authorities beginning with the year ended December 31, 2008. The Company is subject to certain state and local taxes based on capital. The state and local taxes based on capital were immaterial for each of the years ended December 31, 2011 and December 31, 2010.

Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net" in the statements of operation. Penalties would be recognized as a component of “General and administrative expenses."

No interest or penalties were recorded during the years ended December 31, 2011 and December31, 2010 respectively. As of December 31, 2011 and December 31, 2010 no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The income tax provision (benefit) consists of the following:

	December 31,
	2011	2010

Federal	$-	$-
Current	-	-
Deferred	(168,888)	(30,701)
State and local	-	-
Current	-	-
Deferred	(29,506)	(5,364)
Change in valuation allowance	198,394	36,065
Income tax provision (benefit)	$-	$-

Note 13-	INCOME TAXES: (continued)

The reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the year ended December 31, 2011 and 2010 is as follows:

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State tax benefit, net of federal tax	(5.9)	(5.9)
Non-deductible Stock based compensation	-	-
Change in fair value of derivative liability	14.3	-
Other permanent differences	1.7	-
Debt discount on convertible debt	12.9	-
Change in valuation allowance	11.0	39.9
Effective rate	0%	0%

Note 14-	CREDIT RISK:

Financial instruments that subject the Company to credit risk consist principally of cash. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

Note 15-	COMMITMENTS AND CONTINGENCIES:

Litigation
Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Note 15-	COMMITMENTS AND CONTINGENCIES:

Litigation (continued)
Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of December 31, 2011 and 2010 the Company has not accrued any amounts for loss contingencies.

Operating Leases
The Company enters into month to month leases for their space. Rent expense incurred under this arrangement for the year ended December 31, 2011 and 2010 was $5,551 and $4,600, respectively.

Consulting Agreement
On December 25, 2009, The Company entered into an agreement with Brett Hamburger whereby he would attempt to introduce the Company to potential investors for the purpose of procuring funding for the Company. Additionally, he would advise the Company on general business development.

The agreement was in effect for a period of two years ending on December 24, 2011 and provided for monthly payments of $5,000 over the term of the contract. The Company incurred a charge of $60,000 for the years ended December 31, 2011 and 2010. Subsequent to December 24, 2011 the agreement has been extended on a month to month basis.
Employment Agreement
In November 2011 the Company entered into an employment agreement with Jerome Rosenberg, CPA to serve as the Company’s Chief Financial Officer. The agreement has a term of three years and calls for compensation of $100,000 annually.

Note 16-	SUBSEQUENT EVENT:

On February 28, 2012, the Company entered into a convertible promissory note for $32,500. The note has a stated interest rate of 8% per annum and matures on November 6, 2012. The note carries a conversion provision whereby the conversion price is calculated as average of the two lowest daily trades in the previous 30 days with a 49% discount. On April 17, 2012, the Company was informed by the note holder that the Company was in default with the terms of the convertible promissory note and has demanded payment of $48,750.