Form 10-Q/A
period 2011-06-30
ALL GRADE MINING, INC.
filed 2012-05-16
CIK 823544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q/A
(Amendment No. 1)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No. 033-17774-NY

HYBRED INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Colorado	*
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
Form 10-Q/A
(Amendment No. 1)
Explanatory Note

Table of Contents

Hybred International Inc.(a development stage company) (“the Company”). is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB (the "Form 10-QSB") for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on October 5, 2011. This filing amends and restates our previously reported financial statements for the three and six months ended June 30, 2011 to reflect the determination by the Company that, for the six and three months ended June 30, 2011, it did not properly identify certain convertible debt with conversion options, the incorrect computations of our derivative liabilities as discussed in Note 2 to the unaudited financial statements contained herein. Further our Form 10-Q as originally filed, inadvertently omitted the required disclosures relating to development stage entities and the earning per share disclosures.

Accordingly, on April 26, 2012, the Company filed a Form 8-K reporting that the Company had incorrectly computed its derivative liabilities as of the date of issuance and through each of the reporting periods ended June 30, 2011 and September 30, 2011. Accordingly the Company’s previously filed quarterly 10-Q filings should not be relied upon since the Company’s quarterly reports would need to be restated. Further as a result of the aforementioned restatements, the Company has also modified Item 4- Controls and Procedures and parts of Management’s Discussion and Analysis as impacted.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-Q/A includes new certifications by our principal executive officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the items noted above, no other information included in the Original Filing is being amended by this Form 10-Q/A. This Form 10-Q/A continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequent to the date of the Original Filing other than those associated with the restatement of the Company’s financial statements. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing, including any amendments to those filings.

.

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
CONTENTS

		Page
PART I-	FINANCIAL INFORMATION

ITEM 1-	FINANCIAL STATEMENTS

	Condensed balance sheets as of June 30, 2011 (unaudited) and December 31, 2010	2

	Condensed statements of operations for the six and three months ended June 30, 2011 and June 30, 2010 (unaudited) and for the period January 3, 2006 (date of Commencement as a development stage company) through June 30, 2011	3

	Condensed statements of cash flows for the six months ended June 30, 2011 and June 30, 2010 (unaudited) and for the period January 3, 2006 (date of Commencement as a development stage company) through June 30, 2011	4

	Notes to financial statements	5

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4-	CONTROLS AND PROCEDURES	16

PART II-	OTHER INFORMATION

ITEM 1-	LEGAL PROCEEDINGS	17

ITEM 1A-	RISK FACTORS	17

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	18

ITEM 4-	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

ITEM 5-	OTHER INFORMATION	18

ITEM 6-	EXHIBITS	19

SIGNATURES		20

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	21

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act	22

HYBRED INTERNATIONAL, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED BALANCE SHEETS

ASSETS
	June 30,
	2011 (Restated)	December 31,
	(Unaudited)	2010
CURRENT ASSETS:
Cash in bank	$634	$-

Total current assets	634	-

PROPERTY AND EQUIPMENT, NET	4,373	5,305

Total assets	$5,007	$5,305

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

LIABILITIES:
Accounts payable	$150,863	$120,363
Cash overdraft	-	317
Taxes payable	1,500	-
Accrued interest payable	8,406	6,990
Due to-shareholders	6,000	9,146
Loans payable	17,900	17,900
Convertible debentures, net of debt discount of $5,700 and $0 as of June 30, 2011 and December 31, 2010	42,300	10,000
Derivative liability	93,000	-
Deferred income	17,500	17,500

Total liabilities	337,469	182,216

STOCKHOLDERS’ DEFICIENCY:
Convertible Preferred Stock Class A, no par value, 100,000 shares authorized at June 30, 2011 and none authorized at December 31, 2010. None issued and outstanding at June 30, 2011 and December 31, 2010.	-	-
Convertible Preferred Stock Class B, no par value, 400,000 shares authorized at June 30, 2011 and none authorized at December 31, 2010. None issued and outstanding at June 30, 2011 and December 31, 2010.	-	-
Preferred Stock Class C, no par value, 50,000 shares authorized at June 30, 2011 and none authorized at December 31, 2010.None issued and outstanding at June 30, 2011 and December 31, 2010.	-	-
Common stock, par value $.001 per share; authorized 500,000,000 shares, 169,365,519 issued and outstanding at June 30, 2011 and December 31, 2010.	169,366	169,366
Deficit accumulated during the development stage	(501,828)	(346,277)

Total stockholder’s deficiency	(332,462)	(176,911)

Total liabilities and stockholder’s deficiency	$5,007	$5,305

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED STATEMENTS OF OPERATIONS

					January 3, 2006
					(date of
	Six Months Ended		Three Months Ended		commencement
	June 30,		June 30,		as a
	2011	June 30,	2011	June 30,	development
	(Restated)	2010	(Restated)	2010	stage company)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	through June 30, 2011

REVENUES	$-	$-	$-	$-	$7,500
COST OF REVENUES	-	-	-	-	3,135

Gross profit	-	-	-	-	4,365

OPERATING EXPENSES:
Consulting fees	30,000	30,000	15,000	15,000	90,000
General and administrative	37,152	13,880	35,686	4,319	292,000

Total operating expenses	67,152	43,880	50,686	19,319	382,000

Operating loss	(67,152)	(43,880)	(50,686)	(19,319)	(377,635)

OTHER INCOME AND (EXPENSES):
Change in fair value of derivative liability	6,000	-	6,000	-	6,000
Interest expense	(94,399)	(719)	(93,790)	(359)	(104,093)
Loss on negotiated debt settlement	-	-	-	-	(26,100)

Total other expenses	(88,399)	(719)	(87,790)	(359)	(124,193)

Net loss	$(155,551)	$(44,599)	$(138,476)	$(19,678)	$(501,828)

Earnings per share – basic and diluted	$(.009)	$(.003)	$(.008)	$(.001)

Weighted average number of common shares outstanding	169,365,519	169,365,519	169,365,519	169,365,519

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
 (A Development Stage Company Commencing January 3, 2006)
CONDENSED STATEMENTS OF CASH FLOWS

			January 3, 2006
			(date of
			commencement as
	Six Months Ended	Six Months Ended	a development
	June 30, 2011 (Restated) (Unaudited)	June 30, 2010 (Unaudited)	stage company)
			through
			June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(155,551)	$(44,599)	$(501,828)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	932	932	8,663
Amortization of debt discount	32,300	-	32,300
Change in fair value of derivative liability	(6,000)	-	(6,000)
Deferred income	-	-	17,500
Interest Expense	61,000	-	61,000
Stock based compensation	-	-	20,000
Changes in assets and liabilities:
Accounts payable	30,500	31,000	209,838
NJ Corporation business tax payable	1,500	1,000	1,500
Accrued interest payable	1,416	719	8,406

NET CASH USED BY OPERATING ACTIVITIES	(33,903)	(10,948)	(148,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(13,036)

NET CASH USED BY INVESTING ACTIVITIES	-	-	(13,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(317)	379	-
Repayment of advances	(3,146)	-	(3,146)
Cash proceeds from advances	-	5,844	9,146
Cash proceeds from loans	-	-	17,900
Cash proceeds from issuance of convertible debentures	38,000	-	48,000
Issuance of common stock for cash	-	-	90,391

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,537	6,223	162,291

Increase (decrease) in cash	634	(4,725)	634

Cash, beginning of period	-	4,725	-

Cash, end of period	$634	$-	$634

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-

Non-cash investing and financing activities:
Debt discount related to convertible debentures	$38,000	$-	$38,000
Issuance of shares for the settlement of debt	$-		$43,125

The accompanying notes should be read in conjunction with the financial statements

HYBRED INTERNATIONAL, INC.
(A Development Stage Company Commencing January 3, 2006)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1-	NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Organization:
Temporary Time Capital Corp., Inc., (a development stage company) a corporation organized under the laws of the State of Colorado, was a shell company with no or nominal business operations. On January 31, 2008, the Company entered into a merger agreement with Hybred International, Inc., (a development stage company) a corporation organized under the laws of the State of New Jersey. No prior relationship between the companies, or any natural person, is known to have existed.

The Company has generated nominal revenues to date; accordingly, the Company is considered a development stage enterprise as defined in the Accounting Standards Codification 915 “Development Stage Entities.”  The Company is subject to a number of risks similar to those of other companies in an early stage of development.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, these interim financial statements do not include all of the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.

The results for the six and three months ended June 30, 2011, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of Hybred International, Inc. (a development stage company) for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K as filed with the SEC and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 2-	CORRECTION AND RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

On April 20, 2012, the Company determined that certain amounts reported in its quarter ended June 30, 2011 and September 30, 2011 financial statements needed to be restated as described below.

The Company while undergoing an audit of its annual financial statements for the year ended December 31, 2011 determined that it had incorrectly computed its derivative liabilities. Upon further review of the Form 10-Q’s as originally filed, it inadvertently omitted the required disclosures relating to development stage entities and the earning per share disclosures. The accounting treatment of derivative financial instruments required that the Company record the conversion options at their fair values as of the inception date of the convertible debenture agreements and at fair value as of June 30, 2011. As a result of entering into the convertible promissory note, the Company was required to classify all other conversion options as derivative liabilities and record them at their fair values at June 30, 2011.

HYBRED INTERNATIONAL, INC.
(A Development Stage Company Commencing January 3, 2006)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2-	CORRECTION AND RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS: (continued)

Accordingly, on April 26, 2012, the Company filed a Form 8-K reporting that the Company had incorrectly computed its derivative liabilities as of the date of issuance and through each of the reporting periods ended June 30, 2011 and September 30, 2011. The change in fair value of the derivative liability for the six months ended June 30, 2011 was $6,000 as reported in the accompanying financial statements. The convertible debenture debt discount as of June 30, 2011 was $5,700. The derivative liability as of June 30, 2011 was $93,000.

The accounting treatment of derivative financial instruments required that the Company record the conversion options at their fair values as of the inception date of the convertible debenture agreements and at fair value as of June 30, 2011. As a result of entering into the convertible promissory note, the Company was required to classify all other conversion options as derivative liabilities and record them at their fair values at June 30, 2011.

A summary of the adjustments and their effect on the financial statements for the quarter ended June 30, 2011 is presented below:

	As of June 30, 2011
	As
	Originally
	Reported	Correction	As Restated
Balance Sheet

Loans payable (1)	$65,900	$(48,000)	$17,900
Convertible debentures (1), (2), (3)	$-	$42,300	$42,300
Derivative liability (4), (5), (6)	$-	$93,000	$93,000
Deficit accumulated during the development stage	$(414,527)	$(87,301)	$(501,828)

“As Originally Reported” reflects balances reported in the June 30, 2011 Form 10-Q filed on October 5, 2011

“As Restated” reflects the final restated balances

“Correction” reflect changes to the originally reported balances and are described as follows:

(1)To record reclassification of $48,000 of loans payable to convertible debentures presented on the balance sheet.

(2)To record debt discount of $38,000 on the date of note issuance.

(3)To record amortization of debt discount during the period of $32,300 to interest expense.

(4)To record $6,000 gain for the change in fair value of derivative liability for the period ended.

(5)To record initial derivative liability of $99,000 on the date of the note issuance.

(6)To record a charge of $61,000 to interest expense for the excess fair value of the derivative liability exceeding the fair value of the debt.

	For the six- months ended June 30, 2011
	As
	Originally		As
Statement of Operations	Reported	Correction	Restated

Interest Expense (3), (6)	$1,415	$92,984	$94,399
Change in fair value of derivative liability (4)	$-	$(6,000)	$(6,000)

Net Loss	$(68,250)	$(87,301)	$(155,551)

Net Loss per Share	omitted	$(0.009)	$(0.009)

Weighted average shares	omitted	169,365,519	169,365,519

HYBRED INTERNATIONAL, INC.
         (A Development Stage Company Commencing January 3, 2006)
        NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3-                   GOING CONCERN:

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business.

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

Note 4-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Derivative Financial Instruments
In connection with the issuance of certain convertible debentures, the terms of the convertible debentures included an embedded conversion feature; which provided for a conversion of the convertible debentures into shares of common stock at a rate which was determined to be variable.  The Company determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging”

The accounting treatment of derivative financial instruments requires that the Company record the conversion options at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  As a result of entering into the convertible promissory note, the Company was required to classify all other conversion options as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Reclassification
Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements. These reclassifications have no effect on previously reported earnings.

HYBRED INTERNATIONAL, INC.
         (A Developmental Stage Company)

        NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Subsequent Events
The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would require adjustment or disclosure in the condensed financial statements.

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

   Note 5-                    FAIR VALUE:

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

HYBRED INTERNATIONAL, INC.
(A Development Stage Company Commencing January 3, 2006)
        NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5-                   FAIR VALUE: (continued)

Liabilities measured at fair value on a recurring basis at June 30, 2011 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011
Embedded conversion feature – June 30, 2011	$-	$-	$93,000	$ 93,000

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the period ended June 30, 2011.

Embedded Conversion Feature
Balance January 1, 2011	$-

Included in other income expense
Change in fair value of derivative liability	(6,000)
Interest expense	61,000
Included in liabilities (debt discount)	38,000
Included in stockholder's equity	-
Transfers in and /or out of Level 3	-
Balance June 30, 2011	$93,000

HYBRED INTERNATIONAL, INC.
         (A Development Stage Company Commencing January 3, 2006)
        NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6-                   EARNINGS PER SHARE

Basic loss per share was computed using the weighted average number of outstanding common shares.  Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed conversion of debt and convertible preferred stock.  Common stock equivalents were excluded from the computation of diluted loss per share since their inclusion would be anti-dilutive.

Total shares issuable upon the conversion of preferred stock and convertible debt for the six months ended June 30, 2011 and 2010, were comprised as follows:

	As of June 30
	2011	2010
Convertible debentures	142,010,000	20,000,000

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

Note 8-                   CONVERTIBLE DEBENTURES:

As of June 30, 2011 convertible debentures consist of the following:

2011
Convertible Debentures	$48,000
Less debt discount	5,700
Convertible Debentures net of debt discount	$42,300

a)
On September 9, 2010 the Company borrowed the sum of $10,000 from an unrelated third party. The convertible debenture is payable on demand and bears interest at the rate of 8% per annum. The loan agreement provides at the option of the note holder to convert their principal balance to 20,000,000 shares of common stock ($0.0005 per share) at any time that the loan remains unpaid. As of June 30, 2011 the $10,000 is payable.

HYBRED INTERNATIONAL, INC.
         (A Development Stage Company Commencing January 3, 2006)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 8-                   CONVERTIBLE DEBENTURES: (continued)

b)
On April 13, 2011, the Company borrowed the sum of $10,000 from an unrelated third party. The convertible debenture matures on October 13, 2011 and bears interest at the rate of 10% per annum. The loan agreement provides for the right of this individual to convert the loan into shares of common stock at a stated conversion price of the average of the 3 lowest daily trades in the previous 20 days with a 50% discount.

The Company accounted for the issuance of the convertible debenture in accordance with ASC 815” Derivatives and Hedging.”  The debenture is convertible into an indeterminate number of shares for which the Company cannot determine if it has sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. The gross proceed from the sale of the note of $10,000 was recorded net of a discount of $10,000 related to the beneficial conversion feature of the embedded conversion option.  In addition to the $10,000 debt discount recorded the Company recorded a charge in the amount of $7,000 which represents the fair value of conversion options in excess of the debt discount. This amount has been included as a component of interest expense in the statement of operations. The debt discount will be charged to interest expense ratably over the term of the convertible debenture. As of June 30, 2011 the $10,000 is payable.

c)
On May 18, 2011, the Company borrowed the sum of $28,000 from an unrelated third party on a non-interest bearing basis and is payable on demand. The loan agreement provides for the right of the holder to convert the outstanding loan into common shares of the Company at any time that the loan remains unpaid, at a conversion price of $0.0003 per share.

The Company accounted for the issuance of the convertible debenture in accordance with ASC 815” Derivatives and Hedging.”  In connection with Note 8(b) the Company cannot determine it will have sufficient authorized shares to settle the transaction with and accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note of $28,000 was recorded net of a discount of $28,000 related to the beneficial conversion feature of the embedded conversion option.  In addition the Company recorded a charge in the amount of $54,000 which represents the fair value of the conversion options in excess of the debt discount. This amount has been included as a component of interest expense in the statement of operations. The debt discount will be charged to interest expense ratably over the term of the convertible debenture. As of June 30, 2011 the $28,000 is payable.

Note 9-                   STOCKHOLDERS’ EQUITY:

In June 2010, the Company’s Board of Directors voted to increase the amount of authorized common stock to 500,000,000 shares effective June 1, 2010. As of June 30, 2011 the Company reported 169,365,519 shares of common stock as issued and outstanding.

HYBRED INTERNATIONAL, INC.
        (A Development Stage Company Commencing January 3, 2006)
        NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 10-                 PREFERRED STOCK:

During the six months ended June 30, 2011, the Company designated certain classes of Preferred Stock as follows:

Convertible Preferred Class A Series
On June 20, 2011, the Company designated and authorized 100,000 shares of Class A convertible preferred stock (“Class A”).  The Class A has no par value, has no liquidation preference and each shares of Class A is convertible into 1,000 shares of common stock at the option of the holder. The Class A stockholders have voting rights equal to the number of common shares, into which the Class A shares are convertible into shares of common stock. The Class A does not provide for any cumulative dividends or any redemption features outside the control of the Company.

Convertible Preferred Class B Series
On June 20, 2011, the Company designated and authorized 400,000 shares of Class B convertible preferred stock (“Class B”).  The Class B has no par value, has no liquidation preference and each shares of Class B is convertible into 40 shares of common stock at the option of the holder. The Class B stockholders have voting rights equal to the number of common shares, into which the Class B shares are convertible into shares of common stock. The Class B does not provide for any cumulative dividends or any redemption features outside the control of the Company.

Preferred Class C Series
On June 20, 2011, the Company designated and authorized 50,000 shares of Class C preferred stock (“Class C”).  The Class C has no par value, has no liquidation preference and has no conversion provisions. The Class C stockholders have voting rights at a ratio of 1,000 votes for each Class C share. The Class C does not provide for any cumulative dividends or any redemption features outside the control of the Company.

Note 11-                 COMMITMENTS AND CONTINGENCIES:

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

HYBRED INTERNATIONAL, INC.
        (A Development Stage Company Commencing January 3, 2006)
        NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 11-                 COMMITMENTS AND CONTINGENCIES:

Litigation (continued)
Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of June 30, 2011 the Company has not accrued any amounts for loss contingencies.

Consulting Agreement
On December 25, 2009, The Company entered into an agreement with Brett Hamburger whereby he would attempt to introduce the Company to potential investors for the purpose of procuring funding for the Company. Additionally, he would advise the Company on general business development.

The agreement was in effect for a period of two years ending on December 24, 2011 and provided for monthly payments of $5,000 over the term of the contract. The Company incurred a charge of $30,000 for the six months years ended June 30, 2011 and 2010.

HYBRED INTERNATIONAL, INC.
(A Development Stage Company Commencing January 3, 2006)

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

The Company currently has one employees.

Revenues

We have not generated revenue for the six and three months ended June 30, 2011.

HYBRED INTERNATIONAL, INC.
(A Development Stage Company Commencing January 3, 2006)

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating Expenses

Our operating expenses for the six months ended June 30, 2011 and the six months ended June 30, 2010 were $67,152 and $43,880 respectively. The $23,272 increase in operating expenses for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010 was primarily due to the Company utilizing available funds from private financing to fund operating expenses.

Other expenses also increased in 2011 from $719 to $88,399 primarily due to the Company recording a change in the fair value of its derivative liabilities.

Net Loss

The net loss for the six months ended June, 2011 and the six months ended June 30, 2010 was $155,551 and $44,599, respectively. The net loss reported for the six months ended June 30, 2011 reflects the recognition of change in the fair value of a derivative liability of $6,000.  The increase in our net loss for the respective periods is primarily attributable to the above referenced factors.

Liquidity and Capital Resources

As of June 30, 2011 we had total assets of $5,007 as compared to total assets of $5,305 as of December 31, 2010. The decrease in our assets is due primarily to depreciation expense of fixed assets.

We reported current liabilities totaling $337,469 as of June 30, 2011 as compared to $182,216 as of December 31, 2010. Accounts payable and loans payable totaled $211,063 and $148,263 respectively for each period. We also recognized a derivative liability arising from convertible debentures that were issued.

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

HYBRED INTERNATIONAL, INC.
(A Development Stage Company Commencing January 3, 2006)

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by item 305.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of June 30, 2011.  Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q/A, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls also is based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”), including those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company,

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  In making this assessment, our management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2011.

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of June 30, 2011:

On April 20, 2012, the Company’s Independent Registered Public Accounting firm advised the Company it had incorrectly computed its derivative liabilities during its recently completed second and thirds quarters. Therefore the Company’s quarterly reports filed on October 5, 2011 and November 16, 2011 are required to be restated. In addition upon further review the Form 10-Q as originally filed, inadvertently omitted the required disclosures relating to development stage entities and the earning per share disclosures.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of our fiscal year ending December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 II – OTHER INFORMATION

Item 1.                     Legal Proceedings

The Company is not a party to, or the subject of any material pending legal proceedings.

Item 1A.                  Risk Factors

The Company is a Smaller Reporting Company. A Smaller Reporting Company is not required to provide the risk factor disclosure required by this form.

HYBRED INTERNATIONAL, INC.
(A Development Stage Company Commencing January 3, 2006)

PART II – OTHER INFORMATION

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

Item 3.                    Default upon Senior Securities

None

Item 4.                    Submission of Matters to a Vote of Security HoldersNone

Item 5.                    Other Information

None

HYBRED INTERNATIONAL, INC.
(A Development Stage Company Commencing January 3, 2006)

PART II – OTHER INFORMATION

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

May 16, 2012
/s/ Gary Kouletas
Gary Kouletas
President (Principal Executive Officer)