Form 10-Q/A
period 2011-09-30
ALL GRADE MINING, INC.
filed 2012-05-16
CIK 823544

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

HYBRED INTERNATIONAL, INC.
 (A Developmental Stage Company)
Form 10-Q/A
(Amendment No. 1)

Explanatory Note

Table of Contents

Hybred International Inc.(a development stage company) (“the Company”). is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB (the "Form 10-QSB") for the quarterly period ended September 30, 2011 filed with the Securities and Exchange Commission on November 28, 2011. This filing amends and restates our previously reported financial statements for the three and nine months ended September 30, 2011 to reflect the determination by the Company that, for the three and nine months ended September 30, 2011, it did not properly identify certain convertible debt with conversion options, the incorrect computations of our derivative liabilities as discussed in Note 2 to the unaudited financial statements contained herein. Further our Form 10-Q as originally filed, inadvertently omitted the required disclosures relating to development stage entities and the earning per share disclosures.

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

HYBRED INTERNATIONAL, INC.
 (A Development Stage Company Commencing January 3, 2006)

CONTENTS

		Page
PART I-	FINANCIAL INFORMATION

ITEM 1-	FINANCIAL STATEMENTS	2

	Condensed Balance sheets as of September 30, 2011 (unaudited) and December 31, 2010	2

	Condensed Statements of operations for the nine and three months ended September 30, 2011 and September 30, 2010 (unaudited) and for the period January 3, 2006 (date of Commencement as a development stage company) through September 30, 2011	3

	Condensed Statements of cash flows for the nine months ended September 30, 2011 and September 30, 2010 (unaudited) and for the period January 3, 2006 (date of Commencement as a development stage company) through September 30, 2011	4

	Notes to condensed financial statements	5

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4-	CONTROLS AND PROCEDURES	18

PART II-	OTHER INFORMATION

ITEM 1-	LEGAL PROCEEDINGS	20

ITEM 1A-	RISK FACTORS	20

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	21

ITEM 4-	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

ITEM 5-	OTHER INFORMATION	21

ITEM 6-	EXHIBITS	22

SIGNATURES		23

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

HYBRED INTERNATIONAL, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED BALANCE SHEETS

	September 30,	,
ASSETS	2011 (Restated)	December 31
	(Unaudited)	2010
CURRENT ASSETS:
Cash in bank	$12,600	$-

Total current assets	12,600	-

PROPERT AND EQUIPMENT, NET:	3,907	5,305

OTHER ASSETS:
Depository payment towards acquisition of iron ore mine	250,000	-

Total assets	$266,507	$5,305

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

LIABILITIES:
Accounts payable	$133,863	$120,363
Cash overdraft	-	317
Taxes payable	1,500	-
Accrued interest payable	8,981	6,990
Due to-shareholders	6,000	9,146
Loans payable	171,056	17,900
Convertible debentures, net of debt discount of $700 and $0 as of September 30, 2011 and December 31, 2010	47,300	10,000
Derivative liability	10,400	-
Deferred income	17,500	17,500

Total current liabilities	396,600	182,216

Convertible debentures, net of current portion	250,000	-
Total liabilities	646,600	182,216

STOCKHOLDERS’ DEFICIENCY:

Convertible Preferred Stock Class A, no par value, 100,000 shares authorized at September 30, 2011 and none authorized at December 31, 2010. None issued and outstanding at September 30, 2011 and December 31, 2010.	-	-
Convertible Preferred Stock Class B, no par value, 400,000 shares authorized at September 30, 2011 and none authorized at December 31, 2010. None issued and outstanding at September 30, 2011 and December 31, 2010.	-	-
Preferred Stock Class C, no par value, 50,000 shares authorized at September 30, 2011 and none authorized at December 31, 2010.None issued and outstanding at September 30, 2011 and December 31, 2010.	-	-
Common stock, par value $.001 per share; authorized 500,000,000 shares, issued and outstanding 163,365,519 shares at September 30, 2011 and 169,365,519 shares at December 31, 2010	163,366	169,366
Additional paid in capital	6,000	-
Deficit accumulated during the development stage	(549,459)	(346,277)

Total stockholder’s deficiency	(380,093)	(176,911)

Total liabilities and stockholder’s deficiency	$266,507	$5,305

The accompanying notes are an integral part of these condensed financial statements.

HYBRED INTERNATIONAL, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED STATEMENTS OF OPERATIONS

					January 3, 2006
					(date of
	Nine Months Ended		Three Months Ended		commencement
	Sept 30,		Sept 30,		as a development
	2011	Sept 30,	2011	Sept 30,	stage company)
	(Restated)	2010	(Restated)	2010	through
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Sept 30, 2011

REVENUES	$-	$-	$-	$-	$7,500
COST OF REVENUES	-	-	-	-	3,135

Gross profit	-	-	-	-	4,365

OPERATING EXPENSES:
Mine related expenses	60,000	-	60,000	-	60,000
Consulting fees	55,500	45,000	25,500	15,000	115,500
General and administrative	73,152	20,389	36,000	6,508	327,999

Total operating expenses	188,652	65,389	121,500	21,508	503,499

Operating loss	(188,652)	(65,389)	(121,500)	(21,508)	(499,134)

OTHER INCOME AND (EXPENSES):
Change in fair value of derivative liability	88,600	- -	82,600	-	88,600
Interest expense	(103,131)	(1,136)	(8,732)	(418)	(112,825)
Loss on negotiated debt settlement		-	-	-	(26,100)

Total other income and (expenses)	(14,531)	(66,525)	73,868	(418)	(50,325)

Net loss	$(203,183)	$(66,525)	$(47,632)	$(21,926)	$(549,459)

Earnings per share – basic and diluted	$(.001)	$(.0004)	$(.0003)	$(.001)

Weighted average number of common shares outstanding	164,596,288	169,365,519	163,365,519	169,365,519

The accompanying notes are an integral part of these condensed financial statements.

HYBRED INTERNATIONAL, INC.
 (A Development Stage Company Commencing January 3, 2006)
CONDENSED STATEMENTS OF CASH FLOWS

			January 3, 2006
			(date of
			commencement as
	Nine Months Ended	Nine Months Ended	a development
	Sept 30, 2011 (Restated) (Unaudited)	Sept 30, 2010 (Unaudited)	stage company)
			through
			Sept 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(203,183)	$(66,525)	$(549,459)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	1,398	1,398	9,129
Change in fair value of derivative liability	(88,600)		(88,600)
Amortization of debt discount	37,300		37,300
Interest expense	61,000		61,000
Deferred income	-		17,500
Stock based compensation	-	-	20,000
Changes in assets and liabilities:
Accounts payable	13,500	47,001	192,837
Taxes payable	1,500	1,000	1,500
Accrued interest payable	5,148	1,136	12,138

NET CASH USED BY OPERATING ACTIVITIES	(171,937)	(15,990)	(286,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(13,036)
Depository payment towards acquisition of mine	(250,000)		(250,000)

NET CASH USED` BY INVESTING ACTIVITIES	(250,000)	-	(263,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(317)	-	-
Repayment of advances	(3,146)	-	(3,146)
Loans payable	150,000	-	167,900
Cash proceeds from advances	-	4,446	9,146
Cash proceeds from issuance of convertible debentures	288,000	10,000	298,000
Issuance of common stock for cash	-	-	90,391

NET CASH PROVIDED BY FINANCING ACTIVITIES	434,537	14,446	562,291

Increase (decrease) in cash	12,600	(1,544)	12,600

Cash, beginning of period	-	4,725	-

Cash, end of period	$12,600	$3,181	$12,600

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Debt discount related to convertible debentures	$38,000	$-	$38,000
Conversion of accrued interest to principal	$3,156	$-	$3,156
Issuance of shares for the settlement of debt	$-	$-	$43,125

The accompanying notes are an integral part of these condensed financial statements.

HYBRED INTERNATIONAL, INC.
(A Development Stage Company Commencing January 3, 2006)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1-	NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Organization:
Temporary Time Capital Corp., Inc., (a development stage company)  a corporation organized under the laws of the State of Colorado, was a shell company with no or nominal business operations. On January 31, 2008, the Company entered into a merger agreement with Hybred International, Inc. (a development stage company), a corporation organized under the laws of the State of New Jersey. No prior relationship between the companies, or any natural person, is known to have existed.

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

The results for the nine and three months ended September 30, 2011, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

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

The Company while undergoing an audit of its annual financial statements for the year ended December 31, 2011 determined that it had incorrectly computed its derivative liabilities. Upon further review of the Form 10-Q’s as originally filed, it inadvertently omitted the required disclosures relating to development stage entities and the earning per share disclosures. The accounting treatment of derivative financial instruments required that the Company record the conversion options at their fair values as of the inception date of the convertible debenture agreements and at fair value as of September 30, 2011. As a result of entering into the convertible promissory note, the Company was required to classify all other conversion options as derivative liabilities and record them at their fair values at September 30, 2011.

HYBRED INTERNATIONAL, INC.
(A Development Stage Company Commencing January 3, 2006)
NOTES TO FINANCIAL STATEMENTS

Note 2-	CORRECTION AND RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS: (continued)

Accordingly, on April 26, 2012, the Company filed a Form 8-K reporting that the Company had incorrectly computed its derivative liabilities as of the date of issuance and through each of the reporting periods ended June 30, 2011 and September 30, 2011. The change in fair value of the derivative liability for the nine-months ended September 30, 2011 was $82,600 reported in the accompanying financial statements. The convertible debenture debt discount as of September 30, 2011 was $700. The derivative liability as of September 30, 2011 was $10,400.

A summary of the adjustments and their effect on the financial statements for the quarter ended September 30, 2011 is presented below:

	As of September 30, 2011
	As
	Originally		As
	Reported	Correction	Restated
Balance Sheet

Loans payable (1)	$469,054	$(297,998)	$171,056
Convertible debentures (1), (2), (3)	$-	$297,300	$297,300
Derivative liability (4), (5), (6)	$-	$10,400	$10,400
Deficit accumulated during the development stage	$(539,760)	$(9,699)	$(549,459)

“As Originally Reported” reflects balances reported in the September 30, 2011 Form 10-Q filed on November 28, 2011

“As Restated” reflects the final restated balances

“Correction” reflect changes to the originally reported balances and are described as follows:

(1)To record reclassification of $297,300 of loans payable to convertible debentures presentation on the balance sheet.

(2)To record debt discount of $38,000 on the date of note issuance.

(3)To record amortization of debt discount during the period of $37,300 to interest expense.

(4)To record $88,600 gain for the change in fair value of derivative liability for the period ended.

(5)To record the initial derivative liability of $99,000 on the date of the note issuance.

(6)To record a charge of $61,000 to interest expense for the excess fair value of the derivative liability exceeding the fair value of the debt.

	Originally		As
Statement of Operations	Reported	Correction	Restated

Interest expense (3), (6)	$5,148	$97,983	$103,131
Change in fair value of derivative liability (4)	-	$(88,600)	$(88,600)

Net Loss	$(193,483)	$(9,700)	$(203,183)

Net Loss per Share	omitted	$(0.001)	$(0.001)

Weighted average shares	omitted	164,596,288	164,596,288

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

The Company accounts for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As of September 30, 2011, the Company has not incurred any potential costs related to the retirement of mineral property interests since commercial mining operations have not commenced.

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

Recent Accounting Pronouncements
The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of September 30, 2011 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2011 or 2010, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

HYBRED INTERNATIONAL, INC.
(A Development Stage Company Commencing January 3, 2006)
        NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5-                   FAIR VALUE: (continued)

Liabilities measured at fair value on a recurring basis at September30, 2011 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
Embedded conversion feature – September 30, 2011	$-	$ -	$ 10,400	$ 10,400

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the period ended September 30, 2011.

Embedded Conversion Feature
Balance January 1, 2011	$-

Included in other income expense
Change in fair value of derivative liability	(88,600)
Interest expense	61,000
Included in liabilities (debt discount)	38,000
Included in stockholder's equity	-
Transfers in and /or out of Level 3
Balance September 30, 2011	$10,400

HYBRED INTERNATIONAL, INC.
         (A Development Stage Company Commencing January 3, 2006)
        NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6-	DEPOSITORY PAYMENT TOWARDS ACQUISITION OF IRON ORE MINE:

On September 21, 2011, The Company entered into a preliminary option agreement to acquire title to a certain iron ore mine in the Republic of Chile at an acquisition cost of $3,250,000, with the Company as of September 30, 2011 making an initial deposit of $250,000 to the seller. The agreement provides for the participation of the Republic of Chile in the profits of 15% of the mining profits.

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

Note 7-                   EARNINGS PER SHARE

Basic loss per share was computed using the weighted average number of outstanding common shares.  Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed conversion of debt and convertible preferred stock.  Common stock equivalents were excluded from the computation of diluted loss per share since their inclusion would be anti-dilutive.

Total shares issuable upon the conversion of preferred stock and convertible debt for the six months ended September 30, 2011 and 2010, were comprised as follows:

	As of September 30
	2011	2010
Convertible debentures	729,210,000	20,000,000

Note 8-                   RELATED PARTY TRANSACTIONS:

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

Note 9-	LOANS PAYABLE:

a)
On July 14, 2011 Mr. Savaglio assigned $10,000 of his debt together with accrued interest of $3,156 to four entities unrelated to the Company. Each new entity has a note for $3,289 carrying interest at 6%. As of September 30, 2011 the balance payable under this arrangement was $14,156.

b)
On September 15, 2011, the Company borrowed $150,000 from an unrelated third party. The loan was due on October 15, 2011 together with interest at a rate of 25% per annum. The Company is not in compliance with the repayment terms of the loan as it was not repaid on its maturity date and is currently in technical default.

Note 10-                CONVERTIBLE DEBENTURES:

As of September 30, 2011 convertible debentures consist of the following:

2011
Convertible Debentures	$298,000
Less current portion	48,000
Less debt discount	700
Convertible Debentures net of debt discount	$249,300

a)
On September 9, 2010 the Company borrowed the sum of $10,000 from an unrelated third party. The convertible debenture is payable on demand and bears interest at the rate of 8% per annum. The loan agreement provides at the option of the note holder to convert their principal balance to 20,000,000 shares of common stock ($0.0005 per share) at any time that the loan remains unpaid. As of September 30, 2011 the $10,000 is payable.

HYBRED INTERNATIONAL, INC.
         (A Development Stage Company Commencing January 3, 2006)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 10-                      CONVERTIBLE DEBENTURES: (continued)

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

The Company accounted for the issuance of the convertible debenture in accordance with ASC 815” Derivatives and Hedging.”  The debenture is convertible into an indeterminate number of shares for which the Company cannot determine if it has sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. The gross proceed from the sale of the note of $10,000 was recorded net of a discount of $10,000 related to the beneficial conversion feature of the embedded conversion option.  In addition to the $10,000 debt discount recorded the Company recorded a charge in the amount of $7,000 which represents the fair value of conversion options in excess of the debt discount. This amount has been included as a component of interest expense in the statement of operations. The debt discount will be charged to interest expense ratably over the term of the convertible debenture. As of September 30, 2011 the $10,000 is payable.

c)
On May 18, 2011, the Company borrowed the sum of $28,000 from an unrelated third party on a non-interest bearing basis and is payable on demand. The loan agreement provides for the right of the holder to convert the outstanding loan into common shares of the Company at any time that the loan remains unpaid, at a conversion price of $0.0003 per share.

The Company accounted for the issuance of the convertible debenture in accordance with ASC 815” Derivatives and Hedging.”  In connection with Note 10(b) the Company cannot determine it will have sufficient authorized shares to settle the transaction with and accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note of $28,000 was recorded net of a discount of $28,000 related to the beneficial conversion feature of the embedded conversion option.  In addition the Company recorded a charge in the amount of $54,000 which represents the fair value of the conversion options in excess of the debt discount. This amount has been included as a component of interest expense in the statement of operations. The debt discount will be charged to interest expense ratably over the term of the convertible debenture. As of September 30, 2011 the $28,000 is payable.

d)
On July 17, 2011, the Company borrowed $50,000 from an unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on July 17, 2016. The debenture is convertible into common stock at $0.0005 per share.

The Company accounted for the issuance of the convertible debenture in accordance with ASC 815” Derivatives and Hedging.”  In connection with Note 10(b) the Company cannot determine it will have sufficient authorized shares to settle the transaction with and accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. As of the date of the convertible debenture the fair value of the conversion option was $0 attributed to the fact that the market price of the stock was below the stated conversion price. As of September 30, 2011 the $50,000 is payable.

e)
On August 29, 2011, the Company borrowed $75,000 from an unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on August 29, 2016. The debenture is convertible into common stock at $0.005 per share.

The Company accounted for the issuance of the convertible debenture in accordance with ASC 815” Derivatives and Hedging.”  In connection with Note 10(b) the Company cannot determine it will have sufficient authorized shares to settle the transaction with and accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. As of the date of the convertible debenture the fair value of the conversion option was $0 attributed to the fact that the market price of the stock was below the stated conversion price. As of September 30, 2011 the $75,000 is payable.

f)
On August 29, 2011, the Company borrowed $75,000 from another unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on August 29, 2016. The debenture is convertible into common stock at $0.0005 per share.

The Company accounted for the issuance of the convertible debenture in accordance with ASC 815” Derivatives and Hedging.”  In connection with Note 10(b) the Company cannot determine it will have sufficient authorized shares to settle the transaction with and accordingly, the embedded conversion option is a derivative liabilities and is marked to market through earnings at the end of each reporting period. As of the date of the convertible debenture the fair value of the conversion option was $0 attributed to the fact that the market price of the stock was below the stated conversion price. As of September 30, 2011, the $75,000 is payable.

g)
On September 16, 2011, the Company borrowed $50,000 from an unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on September 16, 2016. The debenture is convertible into common stock at $0.005 per share.

The Company accounted for the issuance of the convertible debenture in accordance with ASC 815” Derivatives and Hedging.”  In connection with Note 10(b) the Company cannot determine it will have sufficient authorized shares to settle the transaction with and accordingly, the embedded conversion option of the convertible debenture is a derivative liability and is marked to market through earnings at the end of each reporting period. As of the date of the debenture the fair value of the conversion option was $0 attributed to the fact that the market price of the stock was below the stated conversion price. As of September 30, 2011 the $50,000 is payable.

Note 11-                STOCKHOLDERS’ EQUITY:

In September 2010, the Company’s Board of Directors voted to increase the amount of authorized common stock to 500,000,000 shares effective June 1, 2010. As of September 30, 2011 the Company reported 163,365,519 shares of common stock as issued and outstanding.

HYBRED INTERNATIONAL, INC.
        (A Development Stage Company Commencing January 3, 2006)
        NOTES TO FINANCIAL STATEMENTS

Note 12-                 PREFERRED STOCK:

During the nine months ended September 30, 2011, the Company designated certain classes of Preferred Stock as follows:

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

Note 13-	DISGORGEMENT OF SHARES OF COMMON STOCK:

On August 1, 2011, 6,000,000 common shares of the Company were disgorged from Meadow Vista Financial Corp. by order of the Securities and Exchange Commission (“SEC”) pursuant to an Order issued by the U.S. District Court of Florida in the Southern District on February 25, 2011. These common shares were cancelled pursuant to that order.

Note 14-                COMMITMENTS AND CONTINGENCIES:

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

HYBRED INTERNATIONAL, INC.
        (A Development Stage Company Commencing January 3, 2006)
        NOTES TO FINANCIAL STATEMENTS

Note 14-                COMMITMENTS AND CONTINGENCIES:

Litigation (continued)
Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of September 30, 2011 the Company has not accrued any amounts for loss contingencies.

Consulting Agreement
On December 25, 2009, The Company entered into an agreement with Brett Hamburger whereby he would attempt to introduce the Company to potential investors for the purpose of procuring funding for the Company. Additionally, he would advise the Company on general business development.

The agreement was in effect for a period of two years ending on December 24, 2011 and provided for monthly payments of $5,000 over the term of the contract. The Company incurred a charge of $45,000 for the nine months ended September 30, 2011 and 2010.

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

HYBRED INTERNATIONAL, INC.
(A Development Stage Company Commencing January 3, 2006)

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating Expenses and Other Expenses

Our operating expenses for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 were $188,652 and $65,389 respectively. The $123,263 increase in operating expenses for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010 was primarily due to the Company utilizing available funds from private financing to fund operating expenses.

Other expenses also increased in 2011 from $1,746 to $1,222,900 primarily due to the Company recording a change in the fair value of its derivative liabilities.

Net Loss

The net loss for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 was $203,183 and $66,525, respectively. The net loss reported for the nine months ended September 30, 2011 reflects the incurrence of continuing operating expenses without the resources of any revenues.  The increase in our net loss for the respective periods is primarily attributable to the above referenced factors.

Liquidity and Capital Resources

As of September 30, 2011 we had total assets of $266,507 as compared to total assets of $5,305 as of December 31, 2010. The increase in our assets is due primarily to a depository payment made towards the acquisition of the iron ore mine.

We reported current liabilities totaling $396,600 as of September 30, 2011 as compared to $182,216 as of December 31, 2010. Accounts payable and loans payable totaled $310,919 and $147,409 respectively for each period. We also recognized a derivative liability arising from convertible debentures that were issued.

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

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of September 30, 2011.  Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q/A, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.  In making this assessment, our management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2011.

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of September 30, 2011:

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of our fiscal year ending December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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