Form 10-Q
period 2012-03-31
ALL GRADE MINING, INC.
filed 2012-05-21
CIK 823544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

85,058,759 shares of Common Shares, par value $0.001 per share, were outstanding as of March 31, 2012.

ALL GRADE MINING, INC.
 (A Development Stage Company Commencing January 3, 2006)

CONTENTS

		Page
PART I-	FINANCIAL INFORMATION

ITEM 1-	FINANCIAL STATEMENTS	2

	Condensed Consolidated Balance sheets as of March 31, 2012 (unaudited) and December 31, 2011	2

	Condensed Consolidated Statements of operations for the three months ended March 31, 2012 and March 31, 2011 and for the period January 3, 2006 (date of Commencement as a development stage company) through March 31, 2012(unaudited)	3

	Condensed Consolidated Statements of cash flows for the three months ended March 31, 2012 and March 31, 2011 and for the period January 3, 2006 (date of Commencement as a development stage company) through March 31, 2012(unaudited)	4

	Notes to condensed consolidated financial statements	5

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4-	CONTROLS AND PROCEDURES	13

PART II-	OTHER INFORMATION

ITEM 1-	LEGAL PROCEEDINGS	14

ITEM 1A-	RISK FACTORS	14

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	15

ITEM 4-	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15

ITEM 5-	OTHER INFORMATION	15

ITEM 6-	EXHIBITS	15

SIGNATURES		16

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

ALL GRADE MINING, INC. AND SUBSIDIARY
(A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
ASSETS	2012	December 31,
	(Unaudited)	2011
CURRENT ASSETS:
Cash	$-	$1,040

Total current assets	-	1,040-

PROPERTY AND EQUIPMENT, NET:	328	350

OTHER ASSETS:
Depository payment towards acquisition of iron ore mine	250,000	250,000

Total assets	$250,328	$251,390

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

LIABILITIES:
Accounts payable	$223,815	$164,215
Cash overdraft	4,937	-
Taxes payable	10,716	8,716
Accrued interest payable	26,065	15,193
Due to stockholders	12,500	7,302
Loans payable	205,000	205,000
Convertible debentures, net of debt discount of $26,000 and $0 as of March 31, 2012 and December 31, 2011	54,500	48,000
Derivative liability	377,600	1,372,600

Total current liabilities	915,133	1,821,026

Convertible debentures, net of debt discount of $137,000 and $144,400 as of March 31, 2012 and December 31, 2011, net of current portion	263,000	255,600

Total liabilities	1,178,133	2,076,626

STOCKHOLDERS’ DEFICIENCY:

Convertible Preferred Stock Class A, no par value, 100,000 shares authorized at March 31, 2012 and at December 31, 2011.Issued and outstanding 20,000 shares at March 31, 2012 and December 31, 2011.	46,000	46,000
Convertible Preferred Stock Class B, no par value, 400,000 shares authorized at March 31, 2012 and at December 31, 2011. None issued and outstanding at March 31, 2012 and December 31, 2011.	-	-
Preferred Stock Class C, no par value, 50,000 shares authorized at March 31, 2012 and at December 31, 2011.Issued and outstanding 20,000 shares at March 31, 2012 and December 31, 2011	9,000	9,000

Common stock, par value $.001 per share; authorized 500,000,000 shares, issued and outstanding 85,058,759 shares at March 31, 2012 and December 31, 2011	85,059	85,059
Additional paid in capital	164,039	164,039
Deficit accumulated during the development stage	(1,231,903)	(2,129,334)

Total stockholder’s deficiency	(927,805)	(1,825,236)

Total liabilities and stockholder’s deficiency	$250,328	$251,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL GRADE MINING, INC. AND SUBSIDIARY
(A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		January 3, 2006 (date of commencement as a development
			stage company)
			though
	March 31,	March 31,	March 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$7,500
COST OF REVENUES	-	-	3,135

Gross profit	-	-	4,365

OPERATING EXPENSES:
Officers’ compensation	25,000	-	125,000
Mine related expenses	5,000	-	237,500
Consulting fees	17,500	15,000	137,500
General and administrative	57,796	1,466	480,301

Total operating expenses	105,296	16,466	980,301

Operating loss	(105,296)	(16,466)	(975,936)

OTHER INCOME AND (EXPENSES):
Interest income	-	-	12
Other income	-	-	17,500
Change in fair value of derivative liability	1,027,100	-	381,500
Interest expense	(24,373)	(609)	(628,879)
Loss on negotiated debt settlement	-	-	(26,100)

Total other income and (expenses)	1,002,727	(609)	(255,967)

Net income (loss)	$897,431	$(17,075)	$(1,231,903)

Earnings per share:
Basic	$0.01	$(0.05)
Diluted	$(0.00)	$(0.05)

Weighted average number of common shares outstanding:
shares outstanding:
Basic	85,058,759	338,731
Diluted	107,296,535	338,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL GRADE MINING, INC. AND SUBSIDIARY
 (A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		January 3, 2006 (date of commencement as a development
			stage company)
			though
	March 31,	March 31,	March 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$897,431	$(17,075)	$(1,231,903)

Adjustments to reconcile net income (loss) to net cash used by operating activities:

Depreciation expense	22	466	9,238
Impairment of equipment	-	-	3,907
Change in fair value of derivative liability	(1,027,100)	-	(381,500)
Amortization of debt discount	13,500	-	57,100
Interest expense	-	-	539,000
Stock based compensation	-	-	120,000

Changes in assets and liabilities:
Accounts payable	59,600	14,500	282,790
Taxes payable	2,000	1,500	10,716
Accrued interest payable	10,872	609	47,897

NET CASH USED BY OPERATING ACTIVITIES	(43,675)	-	(542,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(13,473)
Depository payment towards acquisition of mine	-	-	(250,000)

NET CASH USED BY INVESTING ACTIVITIES	-	-	(263,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	4,937	-	4,937
Repayment of advances	-	-	(1,844)
Cash proceeds from loans	-	-	217,900
Cash proceeds from stockholders advances	5,198	-	14,344
Cash proceeds from issuance of convertible debentures	32,500	-	480,500
Issuance of common stock for cash	-	-	90,391

NET CASH PROVIDED BY FINANCING ACTIVITIES	42,635	-	806,228

Decrease in cash	(1,040)	-	-

Cash, beginning of period	1,040	-	-

Cash, end of period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Debt discount related to convertible debentures	$32,100	$-	$220,100
Conversion of accrued interest to principal	$-	$-	$3,156
Issuance of shares for the settlement of debt	$-	$-	$77,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL GRADE MINING, INC. AND SUBSIDIARY
(A Development Stage Company Commencing January 3, 2006)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1-   NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Organization:

All Grade Mining, Inc. and Subsidiary (a development stage company)  (“the Company”) is a corporation organized under the laws of the State of Colorado.  The Company is currently engaged in the acquisition and exploration of mining properties. The Company's corporate headquarters is in Hackensack, New Jersey.

The Company has generated nominal revenues to date; accordingly, the Company is considered a development stage enterprise as defined in the Accounting Standards Codification 915 “Development Stage Entities.”  The Company is subject to a number of risks similar to those of other companies in an early stage of development.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, these interim financial statements do not include all of the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K as filed with the SEC on April 26, 2012.

The results for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

 Note 2-  GOING CONCERN:

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business.

Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations. The ability of the Company to continue as a going concern is dependent on improving the Company’s profitability and cash flow and securing additional financing.

Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and raise the necessary funds to satisfy its commitment for the mining rights. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and loss of the ability to acquire the iron ore mine.

While the Company believes in the viability of its strategy to generate revenues and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern. However, the Company can give no assurance that such financing will be available on terms advantageous to us, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  The most significant estimates, among other things, are used in accounting for allowances are for deferred income taxes, expected realizable values for long-lived assets (primarily property and equipment), derivative liability and contingencies, as well as the recording and presentation of its common stock issuances.  Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the condensed consolidated financial statements in the period that they are determined to be necessary.  Actual results could differ from those estimates and assumptions.

Principle of Consolidation
The condensed consolidated financial statements of All Grade Mining, Inc. and Subsidiary include accounts of the Company and its wholly-owned foreign subsidiary, All Grade Mining Chile, SA. Intercompany transactions and balances are eliminated in consolidation. All Grade Mining Chile, S.A. was formed in November 2011, has yet to commence operations and has minimal assets.

Derivative Financial Instruments
In connection with the issuance of certain convertible debentures, the terms of the convertible debentures included an embedded conversion feature; which provided for a conversion of the convertible debentures into shares of common stock at a rate which was determined to be variable.  The Company determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging”

The accounting treatment of derivative financial instruments requires that the Company record the conversion options at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  As a result of entering into the convertible promissory note, the Company was required to classify all other conversion options as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as a Change in fair value of derivative liability for each reporting period at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The fair value of conversion options at a fixed number of shares are recorded using the intrinsic value method and conversion options at variable rates are deemed to be a “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815.  Since, “down-round protection” is not an input into the calculation of the fair value of the conversion option and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The Company determined the fair value of the Binomial Lattice Model and the Intrinsic Value Method to be materially the same.

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

Recent Accounting Pronouncements
The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of March 31, 2012 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2012 or 2011, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4-    FAIR VALUE:

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

Liabilities measured at fair value on a recurring basis at March 31, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)	Balance at March 31, 2012
Embedded conversion feature – March 31, 2012	$-	$-	$377,600	$377,600

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the period ended March 31, 2012.

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4-    FAIR VALUE: (continued)

Embedded Conversion Feature
Balance January 1, 2012	$1,372,600

Included in other income expense
Change in fair value of derivative liability	(1,027,100)
Included in liabilities (debt discount)	32,100
Included in stockholder's equity	--
Transfers in and /or out of Level 3	--
Balance March 31, 2012	$377,600

Note 5-    DEPOSITORY PAYMENT TOWARDS ACQUISITION OF IRON ORE MINE:

On September 21, 2011, The Company entered into a preliminary option agreement to acquire title to a certain iron ore mine in the Republic of Chile at an acquisition cost of $3,250,000, with the Company as of September 30, 2011 making an initial deposit of $250,000 to the seller. The agreement provides for the participation of the Republic of Chile in 15% of the mining profits.

On April 26, 2012, the Company amended the payment terms of the agreement and paid $100,000 upon execution  of the amended document. Under the terms of the amended agreement, the Company is required to remit the remaining balance of $2,900,000 over a three year period as follows:

Date	Amount
May 31, 2012	$400,000
August 31, 2012	500,000
February 28, 2013	500,000
August 31, 2013	500,000
February 28, 2014	500,000
August 31, 2014	500,000
Total payments	$2,900,000

Note 6-    EARNINGS PER SHARE

Basic earnings (loss)  per share was computed using the weighted average number of outstanding common shares.  Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted.

The following table sets forth the components used in the computation of basic and diluted income per common share:

	Three months ended March 31,
	2012	2011
Numerator:
Numerator for basic earnings (loss) per share
Net income (loss) as reported	$897,431	$(17,075)

Effect of dilutive securities:
Interest on convertible debentures	5,536	--
Amortization of debt discount	13,500	--
Change in fair value of derivative liability	(1,027,100)	--
Numerator for basic earnings (loss) per share-
net income (loss) as adjusted	$(110,633)	$(17,075)

Denominator:
Denominator for basic earnings per share-
weighted average shares	85,058,759	338,731

Effect of dilutive securities:
Assumed conversion of
convertible debentures	2,237,776	--
convertible preferred stock class A	20,000,000	--
Dilutive potential common shares	22,237,776	--

Denominator for diluted earnings per share-
adjusted weighted average shares
and assumed conversions	107,296,535	338,731

Net income (loss) available to common
Stockholders
Basic	$0.01	$(0.05)
Diluted	$(0.00)	$(0.05)

For the three months ended March 31, 2012, there were no common stock equivalents excluded from the calculation of diluted net income per share. For the three month period ended March 31, 2011, 40,000 common share equivalents for the potential conversion of a convertible debenture were excluded from the calculation of diluted net loss per share because its inclusion would have been anti-dilutive.

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7-    RELATED PARTY TRANSACTIONS:

As of March 31, 2012, the Company’s President has advanced the Company $500.

During 2007, Martin Honig, a former Director and current stockholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital. In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital. As of September 30, 2011, the Company had repaid $7,000 to Martin Honig, leaving a balance due him of $6,000. In March 2012, Mr. Honig loaned the Company an additional $6,000, leaving a balance of $12,000 due him as of March 31, 2012.

Marshal Shichtman, the Company’s securities counsel and a stockholder of 2,500,000 common shares has billed the Company $45,648 for legal services performed thru March 31, 2012. This amount is currently outstanding and reported in accounts payable in the accompanying financial statements. The Company incurred legal fees for services provided by Marshal Shichtman of $30,000 and $0 for the three months ended March 31, 2012 and 2011, respectively.

Note 8-    CONVERTIBLE DEBENTURES:

a)
On February 8, 2012, the Company borrowed $32,500 from an unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 8% per annum and matures on November 6, 2012.  The loan agreement provides for the right of the holder to convert the loan principal and interest into shares of common stock at a stated conversion price of the average of the 2 lowest daily trades in the previous 30 days with a 49% discount.

The Company accounted for the issuance of the convertible debenture in accordance with ASC 815” Derivatives and Hedging.”  The debenture is convertible into an indeterminate number of shares for which the Company cannot determine if it has sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. The gross proceed from the sale of the note of $32,500 was recorded net of a discount of $32,100 related to the beneficial conversion feature of the embedded conversion option.  The debt discount will be charged to interest expense ratably over the term of the convertible debenture. As of March 31, 2012 the $32,500 is payable.

Note 9-   COMMITMENTS AND CONTINGENCIES:

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

ALL GRADE MINING,INC.
(A Development Stage Company Commencing January 3, 2006)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9-    COMMITMENTS AND CONTINGENCIES: (continued)

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

The agreement was in effect for a period of two years ending on December 24, 2011 and provided for monthly payments of $5,000 over the term of the contract. Subsequent to December 31, 2011 the consulting services are on a month to month basis. For each of the three months ended March 31, 2012 and 2011 the Company has recorded a charge of $15,000 under this arrangement.

Employment Agreement
In November 2011 the Company entered into an employment agreement with Jerome Rosenberg, CPA to serve as the Company’s Chief Financial Officer. The agreement has a term of three years and calls for compensation of $100,000 annually. For the three months ended March 31, 2012 the Company has recorded a charge of $25,000 under this arrangement.

Subsequent Events

On April 23, 2012, the Company borrowed in the aggregate $350,000 from two unrelated third parties, pursuant to convertible debenture agreements. The debentures accrue interest at 5% per annum and have term of 5 years maturing on or around April 23, 2017. The debenture is convertible into common stock at $0.25 per share at the option of the note holder at any time.

ALL GRADE MINING, INC.
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

The Company currently has one employee.

Revenues

We have not generated revenues for the three months ended March 31, 2012 and 2011.

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating Expenses and Other Expenses

Our operating expenses for the three months ended March 31, 2012 and the three months ended March 31, 2011 were $105,296 and $16,466 respectively. The $88,830 increase in operating expenses for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011 was primarily due to the Company commencing activities associated with its planned mining operations. These expenses included officers’ compensation of $25,000, mine related expenses of $5,000 and other general expenses.

Other income increased for the three months ended March 31, 2012  to $1,002,727 from $609 for the three months ended March 31, 2012 primarily due the $1,027,100  reduction in our previously recorded derivative liability off set by $24,373 of interest expense. In 2011, we only incurred interest expense of $609.

Net income (Loss)

The net income for the three months ended March 31, 2012 was $897,431 compared to the net loss of $17,075 for the three months ended March 31, 2011. The net income reported for the three months ended March 31, 2012 reflects the change in the fair value of our derivative liabilities, a non-cash activity.

Liquidity and Capital Resources

As of March 31, 2012  we had total assets of $250,328 as compared to total assets of $251,390 as of December 31, 2011. The decrease of $1,062 is due primarily to utilization of available cash for payment of operating expenses.

Our working capital deficiency as of March 31, 2012 was $915,133 as compared to a working capital deficiency of $1,819,986            as of December 31, 2011. The improvement in our working capital deficiency is a direct result of the decrease in our derivative liability, a non-cash activity, discussed above.

We use available finances to fund ongoing operations. Available funds will be used for our planned mining activities and general and administrative expenses. However, currently we  do not have sufficient funds available to meet our current liabilities or planned activities unless we secure additional financing. .

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

Going concern

As reflected in the accompanying financial statements, our current liabilities  exceed our current assets resulting in a working capital deficit. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and raise the necessary funds to satisfy our commitment for the mining rights.. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause us to further increase our negative working capital deficit and loss of the ability to acquire the iron ore mine.mine, there can be no assurances that we will be successful in these endeavors. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by item 305.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of March 31, 2012.  Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of March 31, 2012.  In making this assessment, our management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of March 31, 2012:

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of our fiscal year ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ALL GRADE MINING, INC.
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

ALL GRADE MINING, INC.
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

May 21, 2012

/s/ Gary Kouletas
Gary Kouletas
President (Principal Executive Officer)