Form 10-Q
period 2012-06-30
ALL GRADE MINING, INC.
filed 2013-06-07
CIK 823544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

111,118,759 shares of Common Shares, par value $0.001 per share, were outstanding as of 30 June 2012 and 130,074,857 as of 1 June 2013.

ALL GRADE MINING, INC. AND SUBSIDIARY
 (A Development Stage Company Commencing January 3, 2006)
 CONTENTS
		Page
PART I-	FINANCIAL INFORMATION	4

ITEM 1-	FINANCIAL STATEMENTS	5

	Condensed Consolidated Balance sheets as of June 30, 2012 (unaudited) and December 31, 2011	5

	Condensed Consolidated Statements of operations for the three and six month periods ended June 30, 2012 and June 30, 2011 and for the period January 3, 2006 (date of Commencement as a development stage company) through June 30, 2012(unaudited)	6

	Condensed Consolidated Statements of cash flows for the three and six month periods ended June 30, 2012 and June 30, 2011 and for the period January 3, 2006 (date of Commencement as a development stage company) through June 30, 2012(unaudited)	7

	Notes to condensed consolidated financial statements	8

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4-	CONTROLS AND PROCEDURES	23

PART II-	OTHER INFORMATION	26

ITEM 1-	LEGAL PROCEEDINGS	26

ITEM 1A-	RISK FACTORS	25

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	26

ITEM 4-	MINE SAFETY DISCLOSURES	27

ITEM 5-	OTHER INFORMATION	27

ITEM 6-	EXHIBITS	27

SIGNATURES		28

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1                      Financial Statements

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS
Current Asset
Cash	$14	$1,040

PROPERTY AND EQUIPMENT - Net	306	350

OTHER ASSETS
Depository payment towards acquisition of iron ore mine	350,000	250,000
Deposit on acquistion	4,025,000	-
Prepaid Expenses	1,202,800	-
	5,577,800	250,000

Total Assets	$5,578,120	$251,390

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilites
Accounts Payable	$502,299	$164,215
Taxes payable	8,716	8,716
Accrued interest payable	40,618	15,193
Due to stockholders	6,500	7,302
Loans payable	226,000	205,000
Convertible debentures, net of debt discount of $15,200 and $0 as of June 30, 2012 and December 31, 2011	16,900	48,000
Derivative liability	264,100	1,372,600
Total Current Liabilites	1,065,133	1,821,026

Convertible debentures, net of debt discount of $401,700 and $144,400 as of June 30, 2012 and December 31, 2011, net of current portion	271,700	255,600

Total liabilities	1,336,833	2,076,626

Commitments and Contingencies (Note 6)

Stockholders' Deficit (Note 8)
Convertible Preferred Stock Class A, no par value, 100,000 shares authorized at June 30, 2012 and at December 31, 2011.Issued and outstanding 20,000 shares at June 30, 2012 and December 31, 2011.	46,000	46,000
Convertible Preferred Stock Class B, no par value, 400,000 shares authorized at June 30, 2012 and at December 31, 2011. None issued and outstanding at June 30, 2012 and December 31, 2011.		-
Preferred Stock Class C, no par value, 50,000 shares authorized at June 30, 2012 and at December 31, 2011.Issued and outstanding 20,000 shares at June 30, 2012 and December 31, 2011	9,000	9,000
Common stock, par value $.001 per share; authorized 500,000,000 shares, issued and outstanding 111,577,091 and 85,058,759 shares at June 30, 2012 and December 31, 2011, respectively	111,577	85,059
Additional Paid in Capital	11,013,904	164,039
Deficit Accumulated During the Development Stage*	(6,939,194)	(2,129,334)
Total Stockholders' Deficit	4,241,287	(1,825,236)
Total Liabilities and Stockholders' Deficit	$5,578,120	$251,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended		Three Months Ended		January 3, 2006 (date of commencement as a development stage company) though June 30, 2012 (Unaudited)
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$-	$-	$-	$-	$7,500
Cost of Sales	-	-	-	-	3,135
Gross Profit (Loss)	-	-	-	-	4,365

Operating Expenses
Officers’ compensation	25,000	-	-	-	125,000
Mine related expenses	382,500	-	377,500	-	615,000
Consulting fees	877,942	30,000	817,942	15,000	955,442
General and administrative	58,609	37,152	43,313	4,319	523,614

Total Operating Expenses	1,344,051	67,152	1,238,755	19,319	2,219,056

Operating loss	(1,344,051)	(67,152)	(1,238,755)	(19,319)	(2,214,691)

Interest income	-	-	-	-	12
Other income	-	-	-	-	17,500
Change in fair value of derivative liability	1,473,200	6,000	446,100	-	827,600
Interest expense	(209,009)	(94,399)	(184,636)	359	(813,515)
Loss on debt conversion	(4,730,000)	-	(4,730,000)	-	(4,730,000)
Loss on negotiated debt settlement	-	-	-	-	(26,100)

Total other income and (expenses)	(3,465,809)	(88,399)	(4,468,536)	359	(4,724,503)

Net income (loss)	$(4,809,860)	$(155,551)	(5,707,291)	$(18,960)	$(6,939,194)

Loss Per Common Share:
Basic and Diluted	$(0.06)	$(0.47)	$(0.06)	$(0.06)

Weighted average number of common shares outstanding:
Basic and Diluted	87,274,528	330,377	89,490,297	326,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended		January 3, 2006 (date of commencement as a development stage company) though June 30, 2012 (Unaudited)
	June 30,	June 30,
	2012	2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,809,860)	$(155,551)	$(6,939,194)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	44	932	9,260
Impairment of equipment	-	32,300	3,907
Stock based compensation	47,500	-	167,500
Amortization of debt discount	43,400	-	87,000
Change in fair value of derivative liability	(1,473,200)	(6,000)	(827,600)
Interest Expense	-	61,000	539,000
Issuance of stock for mine costs	377,500	-	377,500
Issuance of stock for consulting fees	235,000	-	235,000
Loss on debt conversion	4,730,000	-	4,730,000

Changes in Assets and Liabilities
Decrease (increase) in prepaid expenses	(27,800)		(27,800)
(Increase) Decrease in Accounts Payable	398,084	30,500	621,274
(Increase) Decrease in NJ Corporate Business Tax	-	1,500	-
(Increase) Decrease in Accrued interest payable	25,425	1,416	62,450
Payroll taxes payable			8,716
NET CASH (USED IN) OPERATING ACTIVITES	(453,907)	(33,903)	(952,987)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(13,473)
Depository payment towards acquisition of iron ore mine	(100,000)		(350,000)
NET CASH USED IN INVESTING ACTIVITIES	(100,000)	-	(363,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	-	(317)	-
Repayment of advances	-	(3,146)	(1,844)
Cash Proceeds (payments) from advances	(802)	-	8,344
Cash Proceeds (payments) from loans	21,000	-	238,900
Cash Proceeds (payments) from issuance of convertible debentures	532,683	38,000	980,683
Issuance of common stock for cash	-	-	90,391
NET CASH PROVIDED BY FINANCING ACTIVITIES	552,881	34,537	1,316,474

(DECREASE) INCREASE IN CASH	(1,026)	634	14

CASH - BEGINNING OF PERIOD	1,040	-	-
CASH - END OF PERIOD	$14	$634	$14

Supplemental Disclosure:

Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Debt discount related to convertible debentures	$382,100	$38,000	$570,100
Conversion of accrued interest to principal	-	-	-
Issuance of shares for the settlement of debt	$226,383	$-	$304,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL GRADE MINING, INC. AND SUBSIDIARY
(A Development Stage Company Commencing January 3, 2006)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)           NATURE OF BUSINESS AND BASIS OF PRESENTATION

All Grade Mining, Inc. and Subsidiary (a development stage company) (“the Company”) is a corporation organized under the laws of the State of Colorado.  The Company is currently engaged in the acquisition and exploration of mining properties and maintains its corporate offices in Hackensack, New Jersey.

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

The results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

2)           GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated.  In addition the company is not in compliance with its acquisition agreement regarding its purchase of the mine. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business.

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

The Company believes in the viability of its strategy to generate revenues and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern.  However, the Company can give no assurance that such financing will be available on terms advantageous to it, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principle of Consolidation

The condensed consolidated financial statements of All Grade Mining, Inc. and Subsidiary include accounts of the Company and its wholly-owned foreign subsidiary, All Grade Mining Chile, SA.  Intercompany transactions and balances are eliminated in consolidation. All Grade Mining Chile, S.A. was formed in November 2011, has yet to commence operations, and has minimal assets.

Derivative Financial Instruments

In connection with the issuance of certain convertible debentures, the terms of the convertible debentures included an embedded conversion feature which provided for a conversion of the convertible debentures into shares of common stock at a rate which was determined to be variable.  The Company determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging”.

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

Recent Accounting Pronouncements

The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of June 30, 2012 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the periods reported upon, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

4)           FAIR VALUE

ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  This guidance clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and emphasizes that fair value is a market-based measurement and not an entity-specific measurement.

ASC 820 establishes the following hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

Level 1                      Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2                      Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3                      Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

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

Liabilities measured at fair value on a recurring basis at June 30, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Observable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2012
Embedded conversion feature – June 30, 2012	$-	$-	$264,100	$264,100

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the six month period ended June 30, 2012.

Embedded Conversion Feature

Balance - December 31, 2011	$1,372,600

Included in other income/expense	-
Change in fair value of derivative liability	(1,473,200)
Conversion	(101,400)
Included in liabilities	466,100
Included in stockholders' equity	-
Transfers in and/or out of Level 3	-

Balance - June 30, 2012	$264,100

5)           DEPOSITORY PAYMENT TOWARDS ACQUISITION OF IRON ORE MINE

On September 21, 2011, the Company entered into an agreement to acquire title to an iron ore mine in the Republic of Chile at an acquisition cost of $3,250,000 as of September 30, 2012 and paid an initial deposit of $250,000 to the seller.  The agreement provides for the participation of the Republic of Chile in 15% of the mining profits.

On April 26, 2012, the Company amended the payment terms of the agreement and paid an additional deposit of $100,000 upon execution of the amended agreement.  Under the terms of the amended agreement, the Company is required to remit the remaining balance of $2,900,000 over a three year period as follows:

May 31, 2012	$400,000
August 31, 2012	500,000
February 28, 2013	500,000
August 31, 2013	500,000
February 28, 2014	500,000
August 31, 2014	500,000
Total	$2,900,000

As of June 30, 2012, the Company is not in compliance with the terms of this agreement due to non-payment of the amounts due on May 31 and August 31, 2012.  However, the seller has not issued the Company a formal notice of default.

6)           RELATED PARTY TRANSACTIONS

As of June 30, 2012, the Company’s President has advanced the Company $500.

During 2007, Martin Honig, a former Director and current stockholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital.  In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital.  The Company repaid $7,000 to Mr. Honig. In March 2012, Mr. Honig loaned the Company an additional $6,000.  On May 25, 2012, Mr. Honig elected to convert his $6,000, 10.0% Loan into common stock of the Company.  In the conversion transaction, Mr. Honig received 6,000,000 shares of common stock in exchange for the loan and no accrued interest.  The Company recorded a loss on debt conversion of approximately $3.3 million.  After the conversion Mr. Honig had a balance remaining of $-0- as of June 30, 2012.

Marshal Shichtman, the Company’s securities counsel and a stockholder of 2,500,000 common shares has billed the Company $132,000 for legal services performed thru June 30, 2012. $122,000 is currently outstanding and reported in accounts payable in the accompanying financial statements.  The Company incurred legal fees for services provided by Marshal Shichtman & Associates, P.C. in the amounts of $30,000 and $18,000 for the three month periods ended June 30, 2012 and 2011, respectively, and $60,000 and $36,000 for the six month periods ended June 30, 2012 and 2011, respectively.

 7)           CONVERTIBLE DEBENTURES

On April 23, 2012, the Company borrowed $350,000 from two unrelated parties pursuant to convertible debenture agreements.  The debentures bear interest at 5.0% per annum and have a term of five years, maturing on April 22, 2017. The debentures are convertible into common stock at $0.25 per share.

The Company accounted for the issuance of the convertible debentures in accordance with ASC 815 “Derivatives and Hedging” and ASC 740, “Debt” accordingly, the embedded conversion options of the convertible debentures are derivative liabilities and are marked to market though earnings at the end of each reporting period.  The gross proceeds from the sale of the debentures of $350,000 were recorded net of $350,000 related to the beneficial conversion features of the convertible debentures.  In addition, the company recorded charges of $84,000 which represents the fair value of conversion options in excess of the debt discount recorded.  This amount is to be recorded as a component of interest expense in the statement of operations. The debt discount is to be charged to interest expense ratably over the term of the convertible debenture.

Interest expense related to these debentures for the three and six month periods ended June 30, 2012 consisted of the following:

	Three Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2012

Interest	$3,260	$3,260
Amortization of discount	13,100	13,100
Total	$16,360	$16,360

On February 8, 2012, the Company borrowed $32,500 from an unrelated third party, pursuant to a convertible debenture agreement.  The debenture bears interest at 8% per annum and matures on November 6, 2012.  The loan agreement provides for the right of the holder to convert the loan principal and interest into shares of common stock at a stated conversion price of the average of the two lowest daily trades in the previous 30 days with a 49% discount.

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

8)           LOANS PAYABLE:

Loans payable consist of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Loan payable to Louis Savaglio	$1,000	$1,000
Loan payable to Brett Hamburger	-	4,000
Loan payable to unrelated parties	150,000	150,000
Loan payable to unrelated parties	75,000	50,000
Total	$226,000	$16,360

(a)
The Company borrowed the sum of $16,000 from Louis Savaglio, an independent third party.  The loan is payable on demand and bears interest at the rate of 6.75% per annum. On November 30, 2009, the Company had repaid $5,000 with the issuance of 99,100 shares of common stock.  On July 14, 2011 Mr. Savaglio assigned $10,000 of his debt together with accrued interest of $3,156 to four entities unrelated to the Company.  Each new entity has a note for $3,289 carrying interest at 6%. Subsequently those four entities converted their loans into 13,462,000 shares of the Company’s common stock.  The balance due to Mr. Savaglio as of June 30, 2012 and December 31, 2011 was $1,000.

(b)
During August 2008, the Company borrowed the sum of $4,000 from Brett Hamburger, a consultant to the Company on a non-interest bearing basis.  The loan is payable upon demand and as of June 30, 2012, it remained unpaid.  On June 21, 2012, Brett Hamburger elected to convert his outstanding loan into common stock of the Company and received 4,000,000 shares of common stock in exchange for the loan and no accrued interest.  The Company recorded a loss on debt conversion of approximately $1.4 million.  Additionally during 2009, the Company borrowed $2,900 from Christine Mulijono, the wife of Brett Hamburger.  This loan was payable on demand and carried an interest rate of 10% per annum.  This loan and its accumulated interest was converted into 3,764,000 shares of the Company’s common stock on November 23, 2011 for the settlement of $2,900 and $864 of principal and accrued interest, respectively.  As of June 30, 2012 and December 31, 2011 the amount payable under this loan was $0 and $4,000, respectively.

(c)
On September 15, 2011, the Company borrowed $150,000 from an unrelated third party. The loan was due on October 15, 2011 together with interest at a rate of 25% per annum.  As of June 30, 2012, the accumulated interest on this loan was $18,750.  The Company is not in compliance with the repayment terms of the loan as it was not repaid on its maturity date and is currently in technical default.

(d)
On November 15, 2011, the Company borrowed $75,000 from an unrelated third party.  The loan was due and payable upon the Company filing its Regulation D Offering with the SEC which occurred on August 1, 2011.  The note accrues interest at a rate of 4.0% per annum.  As of June 30, 2012, the Company is not in compliance with the repayment terms of the loan and is currently in technical default.

9)           COMMON STOCK

On June 5, 2012, the company entered into twelve-month consulting agreements with two consulting firms to provide business advisory, strategic, and administrative services for a period of twelve months to build shareholder value.  In return for these services, the Company agreed to issue 3,000,000 shares of restricted common stock.  The per share value of the common stock was $0.47 on the date of the agreement. The company recognized prepaid consulting expense of $1,410,000 for these agreements.

On June 14, 2012, the company issued 6,000,000 shares of common stock valued at $3,300,000 for settlement of debt Martin Honig of $6,000 and a loss on debt conversion of $3,294,000.

On June 14, 2012, the company issued 310,000 shares of common stock valued at $164,300 for the Conversion of Convertible debenture Cornell Funding, LLC.

On June 19, 2012, the company issued 11,500,000 shares of common stock valued at $4,025,000 to Moralva Holdings Inc. (“Moralva”) as a non-refundable deposit for a potential acquisition of mining assets.  The Company was completing its due diligence and negotiating the terms of the acquisition at the time of the issuance of the stock.  In addition, the Company entered into a consulting agreement with the principals of Moralva to assist the Company in identifying potential acquisition targets.  As a result the Company recorded a prepaid of $4,025,000 for this agreement.

On June 19, 2012, the company issued 1,250,000 shares of common stock valued at $437,500, which $60,000 was used to pay accounts payable and $377,500 recognized mine relate costs.

On June 21, 2012, the company issued 4,000,000 shares of common stock valued at $1,440,000 for settlement of debt Brett Hamburger of $4,000 and a loss on debt conversion of $1,436,000.

10)           COMMITMENTS AND CONTINGENCIES

a)           Depository payment towards acquisition of iron ore mine

See disclosures in Note 5 regarding obligations in connection with the acquisition of an iron ore mine.

b)           Litigation

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.  As of June 30, 2012 the Company has not accrued any amounts for loss contingencies.

11)           SUBSEQUENT EVENTS

On July 10 and August 31, 2012 the Company borrowed $50,000 and $100,000 from two unrelated parties pursuant to convertible debenture agreements.  The debentures bear interest at 5.0% and 6% per annum and have a term of five years, maturing on July 10 and August 31, 2017. The debentures are convertible into common stock at $0.25 per share.

On July 19, 2012 the company issued 208,322 shares of common stock valued at $52,083 which was for the settlement of debt to Geoffrey Adler.

On July 23, 2012 the company issued 250,000 shares of common stock valued at $47,500 for services.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Statements contained in this report which are not statements of historical facts may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words “anticipate”, “believe”, “estimate”, “expect”, “objective”, and “think” or similar expressions used herein are intended to identify forward-looking statements.  The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things,  national and international economic and market conditions; our ability to raise capital and complete the acquisition of certain assets; our ability to operate mining assets; our ability to sustain, manage, or forecast growth; existing government regulations and the changes in, or the failure to comply with, government regulations; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Description of Business

Prior to October 2011, the Company operated as Hybred International, Inc. and developed and produced a therapeutic horseshoe designed to reduce injuries associated with the concussive effect of horses' hooves on hard surfaces such as concrete, asphalt, and rock-hard racetracks.

Effective October 2011, the Company's Board of Directors and shareholders affirmatively voted to modify the Company's core line of business to focus upon mining operations, acquire an iron ore mine in Chile, and change the name of the Company to All Grade Mining, Inc.

The Company has generated nominal revenues to date; accordingly, the Company is considered a development stage enterprise as defined in the Accounting Standards Codification 915 “Development Stage Entities.”  The Company is subject to a number of risks similar to those of other companies in an early stage of development.

The Company currently has one employee.

Liquidity and Capital Resources

We had no cash as of June 30, 2012 compared to $1,000 at December 31, 2011.  This net decrease of $1,000 consisted of:

$552,000	Proceeds from financing activities
(100,000)	Cash used in investing activities
(453,000)	Cash used in operating activites
$(1,000)	Net decrease

We have incurred significant losses and negative cash flows from operations since our inception in April 2010.  We have an accumulated deficit of $6,939,000 and a working capital deficiency of $1,065,000 as of June 30, 2012.  These conditions raise substantial doubt about our ability to continue as a going concern.  We have historically financed our activities through the private placement of equity securities.  Through June 30, 2012, we have dedicated our financial resources to the planned mining activities and general and administrative expenses as described later in the section titled Results of Operations.

In September 2011, we entered into an agreement (as amended) to acquire title to an iron ore mine in the Republic of Chili for $3,250,000 and, as of June 30, 2012, has paid $350,000 to the seller.  Under the terms of the amended agreement, we are required to remit the remaining balance of $2,900,000 in periodic payments now through August 2014 as follows:

May 31, 2012	$400,000
August 31, 2012	500,000
February 28, 2013	500,000
August 31, 2013	500,000
February 28, 2014	500,000
August 31, 2014	500,000
Total	$2,900,000

As of June 30, 2012, we are not in compliance with the terms of this agreement due to non-payment of the amounts due on May 31 and August 31, 2012.  However, the seller has not issued us a formal notice of default.

We plan to fund the acquisition of the mine as described above and our planned mining activities beyond June 30, 2012 primarily through the sale of debt and/or equity securities.  We cannot be certain that such funding will be available on acceptable terms or available at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the planned mining activities; b) Seek collaborators at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights and/or assets that we would otherwise seek to develop or commercialize ourselves.

We can give no assurance that such financing will be available on reasonable terms or available at all or that it can generate revenue. Should we not be successful in obtaining the necessary financing or generate revenue to fund our operations, we would need to curtail or cease operational activities. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Results of Operations - For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenues

We have not generated revenues for the three months ended June 30, 2012 and 2011.

Mine Related Expenses

Mine related expenses were $377,500 and zero for the three months ended June 30, 2012 and 2011, respectively.  This increase of $377,500 was primarily due to permitting and other expenses related to the development of the Chilean iron mine.

Consulting Fees

Consulting fees were $818,000 and $15,000 for the three months ended June 30, 2012 and 2011, respectively.  This increase of $803,000 was primarily due to cash and stock issued to 3 consulting firms related to business advisory, strategic and communications services.

General and Administrative Expenses

General and administrative expenses were $43,000 and $4,000 for the three months ended June 30, 2012 and 2011, respectively.  This increase of $36,000 was primarily due to travel and transfer agent fees.

Change in Fair Value of Derivative Liability

The change in the fair value of the derivative liability was a benefit of $446,000 and zero for the three months ended June 30, 2012 and 2011, respectively.  This change of $446,000 was primarily due to the drop in market prices of the stock and the lowering of the value due to possible conversion holders as a result of how derivative liabilities are valued.

Interest Expense

Interest expense was an expense of $185,000 and zero for the three months ended June 30, 2012 and 2011, respectively.  This change of $185,000 was primarily due to interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note of which such increase is charged to interest expense and interest on increased borrowings incurred after the second quarter of 2011.
On June 14, 2012, the company issued 6,000,000 shares of common stock valued at $3,300,000 for settlement of debt Martin Honig of $6,000 and a loss on debt conversion of $3,294,000.
On June 21, 2012, the company issued 4,000,000 shares of common stock valued at $1,440,000 for settlement of debt Brett Hamburger of $4,000 and a loss on debt conversion of $1,436,000.

Net Loss

Net loss was $5,707,000 and $19,000 for the three months ended June 30, 2012 and 2011, respectively.  This increase of $5,688,000 was attributable to the changes in the expense captions as described above.

Results of Operations - For the six months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenues

We have not generated revenues for the six months ended June 30, 2012 and 2011.

Mine Related Expenses

Mine related expenses were $382,000 and zero for the six months ended June 30, 2012 and 2011, respectively.  This increase of $382,000 was primarily due to permitting and other expenses related to the development of the Chilean iron mine.

Consulting Fees

Consulting fees were $877,000 and $30,000 for the six months ended June 30, 2012 and 2011, respectively.  This increase of $847,000 was primarily due to cash and stock issued to 3 consulting firms related to business advisory, strategic and communications services.

General and Administrative Expenses

General and administrative expenses were $68,000 and $37,000 for the six months ended June 30, 2012 and 2011, respectively.  This increase of $21,000 was primarily due to an increase in transfer agent fees and travel.

Change in Fair Value of Derivative Liability

The change in the fair value of the derivative liability was a benefit of $ 1,473,000 and of $6,000 for the six months ended June 30, 2012 and 2011, respectively.  This increase of $1,467,000 was primarily due to an increasing number of issuances of debt that is convertible into stock as well as favorable stock price performance and its effect on the valuation of the derivative liability for those conversion arrangements.

Interest Expense

Interest expense was an expense of $209,000 and $94,000 for the six months ended June 30, 2012 and 2011, respectively.  This change of $115,000 was primarily due to interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note of which such increase is charged to interest expense and interest on increased borrowings incurred after the second quarter of 2011.

On June 14, 2012, the company issued 6,000,000 shares of common stock valued at $3,300,000 for settlement of debt Martin Honig of $6,000 and a loss on debt conversion of $3,294,000.

On June 21, 2012, the company issued 4,000,000 shares of common stock valued at $1,440,000 for settlement of debt Brett Hamburger of $4,000 and a loss on debt conversion of $1,436,000.

Net Loss

Net loss was $4,810,000 and $156,000 for the three months ended June 30, 2012 and 2011, respectively.  This increase of $4,654,000 was attributable to the changes in the expense captions as described above.

In the second quarter, the Company attempted to make an acquisition on the Jose Del Transito for 5,000,000 common voting shares of the Company’s securities. Management of the Company engaged in these efforts in Chile to personally inspect the site and negotiate the transaction. However, no agreement was reached and the proposed transaction was not accepted.

The Company took on  John McIntyre onto its Advisory Board.  Mr. McIntyre is, an Australian geologist who lives in Chile and has performed his services in Chile and the surrounding areas, and throughout the world.

The Company also made a $100,000 USD payment on the Salitrosa Iron mine project, and raised $375,000, in addition to issuing 3 million shares, and performed such other administrative tasks as required.

Item 3                                Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this Item.

Item 4                                Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our CFO resigned as of August 3, 2012, and as a result there is not an executive officer with financial accounting expertise to assist in the evaluation of disclosure and other financial controls.  We have hired Accounting Management Solutions, an accounting and consulting firm, to assist in the generation of the financial reports for Q2/ 2012.

Our Chief Executive Officer who also functions as our Chief Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of June 30, 2012.  Based on such review and evaluation, our chief executive officer has concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

On April 20, 2012, our Independent Registered Public Accounting firm advised that we had incorrectly computed the derivative liabilities in the financial statements included in Form 10-Qs filed for June 30, 2011 and September 30, 2011 and, therefore, needed to be restated. . In addition upon further review the Form 10-Qs as originally filed, inadvertently omitted the required disclosures relating to development stage entities and the earning per share disclosures.

 (b)           Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ending June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1                                Legal Proceedings

The Company is not a party to, or the subject of, any material pending legal proceedings.

Item 1A                             Risk Factors

The Company is a Smaller Reporting Company.  A Smaller Reporting Company is not required to provide the risk factor disclosure required by this form.

Item 2                                Unregistered Sales of Equity Securities and Use of Proceeds

On June 5, 2012, the company entered into twelve-month consulting agreements with two consulting firms to provide business advisory, strategic, and administrative services for a period of twelve months to build shareholder value.  In return for these services, the Company agreed to issue 3,000,000 shares of restricted common stock.  The per share value of the common stock was $0.47 on the date of the agreement. The company recognized prepaid consulting expense of $1,410,000 for these agreements.

On June 14, 2012, the company issued 6,000,000 shares of common stock valued at $3,300,000 for settlement of debt Martin Honig of $6,000 and a loss on debt conversion of $3,294,000.

On June 14, 2012, the company issued 310,000 shares of common stock valued at $164,300 for the Conversion of Convertible debenture Cornell Funding, LLC.

On June 19, 2012, the company issued 11,500,000 shares of common stock valued at $4,025,000 to Moralva Holdings Inc. (“Moralva”) as a non-refundable deposit for a potential acquisition of mining assets.  The Company was completing its due diligence and negotiating the terms of the acquisition at the time of the issuance of the stock.  In addition, the Company entered into a consulting agreement with the principals of Moralva to assist the Company in identifying potential acquisition targets.  As a result the Company recorded a prepaid of $4,025,000 for this agreement.

On June 19, 2012, the company issued 1,250,000 shares of common stock valued at $437,500, which $60,000 was used to pay accounts payable and $377,500 recognized mine relate costs.

On June 21, 2012, the company issued 4,000,000 shares of common stock valued at $1,440,000 for settlement of debt Brett Hamburger of $4,000 and a loss on debt conversion of $1,436,000.

On July 19, 2012, the company issued 208,322 shares of common stock valued at $52,083 which for settlement of debt to Geoffrey Adler.

On July 23, 2012, the company issued 250,000 shares of common stock valued at $47,500 for services.

Item 3                                Default upon Senior Securities

On 31 May 2012 the Company defaulted on the terms of the lease of the Saltirosa copper mine, the Company’s primary mine. The Company has continued to make payments, as funds become available, to satisfy the obligation and the Grantor of the mineral rights agreement has not shut down the mine, denied the Company access to the mine and property, and has not notified the Company of any default.

Item 4                                Mine Safety Disclosures

The mining projects of the Company are located outside the jurisdiction of the United States. As such, the Company, nor any subsidiary or operator of any mining project, has NOT received any imminent danger order, a written notice of a pattern of violations of mandatory health or safety standards of such nature as could have significantly and substantially contributed to the cause and effect of any mine health or safety hazard, a written notice from the Mine Safety and Health Administration of the potential to have such a pattern. Notwithstanding the aforementioned, the Company has not received any health and safety violation from the Chilean Mining Superintendency.

Item 5                                Other Information

None.

Item 6                                Exhibits

(a)           Exhibits and Reports on Form 8-K

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

(b)           Reports on Form 8-K during Quarter

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 9134, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL GRADE MINING, INC.
               (Registrant)

7 June 2013

/s/ Gary Kouletas
Gary Kouletas
President (Principal Executive and Financial Officer)