Form 10-Q
period 2012-09-30
ALL GRADE MINING, INC.
filed 2013-06-14
CIK 823544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

117,777,091 shares of Common Shares, par value $0.001 per share, were outstanding as of 30 September 2012 and 130,074,857 as of 1 June 2013.

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

ITEM 1                      Financial Statements

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS
Current Asset
Cash	$14	$1,040

PROPERTY AND EQUIPMENT - Net	306	350

OTHER ASSETS
Depository payment towards acquisition of iron ore mine	350,000	250,000
Deposit on acquistion	4,025,000	-
Prepaid Expenses	822,500	-
	5,197,500	250,000

Total Assets	$5,197,820	$251,390

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilites
Accounts Payable	$563,146	$164,215
Taxes payable	8,716	8,716
Accrued interest payable	59,241	15,193
Due to stockholders	6,000	7,302
Loans payable	291,000	205,000
Convertible debentures, net of debt discount of $0 and $0 as of September 30, 2012 and December 31, 2011	-	48,000
Derivative liability	84,900	1,372,600
Total Current Liabilites	1,013,003	1,821,026

Convertible debentures, net of debt discount of $439,100 and $144,400 as of September 30, 2012 and December 31, 2011, net of current portion	383,900	255,600

Total liabilities	1,396,903	2,076,626

Stockholders' Deficit (Note 8)
Convertible Preferred Stock Class A, no par value, 100,000 shares authorized at September 30, 2012 and at December 31, 2011.Issued and outstanding 20,000 shares at September 30, 2012 and December 31, 2011.	46,000	46,000
Convertible Preferred Stock Class B, no par value, 400,000 shares authorized at September 30, 2012 and at December 31, 2011. None issued and outstanding at September 30, 2012 and December 31, 2011.		-
Preferred Stock Class C, no par value, 50,000 shares authorized at September 30, 2012 and at December 31, 2011.Issued and outstanding 20,000 shares at September 30, 2012 and December 31, 2011	9,000	9,000
Common stock, par value $.001 per share; authorized 500,000,000 shares, issued and outstanding 117,777,091 and 85,058,759 shares at September 30, 2012 and December 31, 2011	117,777	85,059
Additional Paid in Capital	11,365,978	164,039
Deficit Accumulated During the Development Stage*	(7,737,838)	(2,129,334)
Total Stockholders' Deficit	3,800,917	(1,825,236)
Total Liabilities and Stockholders' Deficit	$5,197,820	$251,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended		January 3, 2006 (date of commencement as a development stage company) though September 30, 2012
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Net Sales	$-	$-	$-	$-	$7,500
Cost of Sales	-	-	-	-	3,135
Gross Profit (Loss)	-	-	-	-	4,365

Operating Expenses
Officers’ compensation	34,000	-	9,000	-	134,000
Mine related expenses	437,500	60,000	55,000	60,000	670,000
Consulting fees	1,731,421	55,500	853,478	25,500	1,808,920
General and administrative	103,777	73,152	45,168	36,000	568,782

Total Operating Expenses	2,306,698	188,652	962,646	121,500	3,181,702

Operating loss	(2,306,698)	(188,652)	(962,646)	(121,500)	(3,177,337)

Interest income	-	-	-	-	12
Other income	-	-	-	-	17,500
Change in fair value of derivative liability	1,694,315	88,600	221,115	82,600	1,048,715
Interest expense	(266,121)	(103,131)	(57,112)	(8,732)	(870,627)
Loss on debt conversion	(4,730,000)	-	-	-	(4,730,000)
Loss on negotiated debt settlement	-	-	-	-	(26,100)
Loss on debt conversion
Total other income and (expenses)	(3,301,806)	(14,531)	164,003	73,868	(4,560,500)

Net income (loss)	$(5,608,504)	$(203,183)	(798,643)	$(47,632)	$(7,737,837)

Loss Per Common Share:
Basic and Diluted	$(0.06)	$(0.62)	$(0.01)	$(0.15)

Weighted average number of common shares outstanding:
Basic and Diluted	96,059,330	329,149	109,764,960	326,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended		January 3, 2006 (date of commencement as a development stage company) though September 30, 2012
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,608,504)	$(203,183)	$(7,737,838)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	44	1,398	9,260
Impairment of equipment	-	-	3,907
Issuance of stock for services	404,500	-	524,500
Amortization of debt discount	54,400	37,300	98,000
Change in fair value of derivative liability	(1,694,315)	(88,600)	(1,048,715)
Interest Expense	159,298	61,000	698,298
Issuance of stock for mine costs	377,500	-	377,500
Issuance of stock for consulting fees	587,800	-	587,800
Loss on debt conversion	4,730,000		4,730,000

Changes in Assets and Liabilities
Decrease (increase) in prepaid expenses	(300)	-	(300)
(Increase) Decrease in Accounts Payable	458,931	13,500	682,121
(Increase) Decrease in NJ Corporate Business Tax	-	1,500	-
(Increase) Decrease in Accrued interest payable	45,322	5,148	82,347
Payroll taxes payable	-	-	8,716
NET CASH USED IN OPERATING ACTIVITES	(485,324)	(171,937)	(984,404)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(13,473)
Depository payment towards acquisition of iron ore mine	(100,000)	(250,000)	(350,000)
NET CASH USED IN INVESTING ACTIVITIES	(100,000)	(250,000)	(363,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	-	(317)	-
Repayment of advances	-	(3,146)	(1,844)
Cash Proceeds from advances	(1,302)	-	7,844
Cash Proceeds from loans	86,000	150,000	303,900
Cash Proceeds, net of repayments, from issuance of convertible debentures	499,600	288,000	947,600
Issuance of common stock for cash	-	-	90,391
NET CASH PROVIDED BY FINANCING ACTIVITIES	584,298	434,537	1,347,891

(DECREASE) INCREASE IN CASH	(1,026)	12,600	14

CASH - BEGINNING OF PERIOD	1,040	-	-
CASH - END OF PERIOD	$14	$12,600	$14

Supplemental Disclosure:

Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Debt discount related to convertible debentures	$443,600	$38,000	$631,600
Conversion of accrued interest to principal	$-	$3,156	$-
Issuance of shares for the settlement of debt	$226,383	$-	$304,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL GRADE MINING, INC. AND SUBSIDIARY
(A Development Stage Company Commencing January 3, 2006)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

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

Recent Accounting Pronouncements

The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of September 30, 2012 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the periods reported upon, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

Liabilities measured at fair value on a recurring basis at September 30, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Observable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	September 30, 2012
Embedded conversion feature – September 30, 2012	$-	$-	$84,900	$84,900

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine month period ended September 30, 2012.

Embedded Conversion Feature

Balance - December 31, 2011	$1,372,600

Included in other income/expense	-
Change in fair value of derivative liability	(1,694,313)
Conversion	(133,702)
Included in liabilities	504,315
Included in stockholders' equity	-
Transfers in and/or out of Level 3	-

Balance - September 30, 2012	$84,900

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

As of September 30, 2012, the Company is not in compliance with the terms of this agreement due to non-payment of the amounts due on May 31 and August 31, 2012.  However, the seller has not issued the Company a formal notice of default.

6)           RELATED PARTY TRANSACTIONS

As of September 30, 2012, the Company’s President has advanced the Company $500.

During 2007, Martin Honig, a former Director and current stockholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital.  In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital.  The Company repaid $7,000 to Mr. Honig. In March 2012, Mr. Honig loaned the Company an additional $6,000.  In May 2012, Mr. Honig elected to convert his $6,000, 10.0% Loan into common stock of the Company.  In the conversion transaction, Mr Honig received 6,000,000 shares of common stock in exchange for the loan and no accrued interest, resulting in a balance of $-0- due him as of September 30, 2012.

Marshal Shichtman, the Company’s securities counsel and a stockholder of 7,500,000 common shares has billed the Company $162,000 for legal services performed thru September 30, 2012. $152,000 is currently outstanding and reported in accounts payable in the accompanying financial statements.  The Company incurred legal fees for services provided by Marshal Shichtman in the amounts of $30,000 and $18,000 for the three month periods ended September 30, 2012 and 2011, respectively, and $90,000 and 54,000 for the nine month periods ended September 30, 2012 and 2011, respectively.

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

The Company accounted for the issuance of the convertible debentures in accordance with ASC 815 “Derivatives and Hedging” and ASC 740, “Debt” accordingly, the embedded conversion options of the convertible debentures are derivative liabilities and are marked to market though earnings at the end of each reporting period.  The gross proceeds from the sale of the debentures of $500,000 were recorded net of $500,000 related to the beneficial conversion features of the convertible debentures.  In addition, the company recorded benefits of $24,000 which represents the fair value of conversion options in excess of the debt discount recorded.  This amount is to be recorded as a component of interest expense in the statement of operations. The debt discount is to be charged to interest expense ratably over the term of the convertible debenture.

Interest expense related to these debentures for the three and nine month periods ended September 30, 2012 consisted of the following:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2012

Interest	$5,466	$8,726
Amortization of discount	20,300	33,400
Total	$25,766	$42,126

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

8)           LOANS PAYABLE:

Loans payable consist of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Loan payable to Louis Savaglio	$1,000	$1,000
Loan payable to Brett Hamburger	-	4,000
Loan payable to unrelated parties	150,000	150,000
Loan payable to unrelated parties	140,000	50,000
Total	$291,000	$205,000

(a)
The Company borrowed the sum of $16,000 from Louis Savaglio, an independent third party.  The loan is payable on demand and bears interest at the rate of 6.75% per annum. On November 30, 2009, the Company had repaid $5,000 with the issuance of 99,100 shares of common stock.  On July 14, 2011 Mr. Savaglio assigned $10,000 of his debt together with accrued interest of $3,156 to four entities unrelated to the Company.  Each new entity has a note for $3,289 carrying interest at 6%. Subsequently those four entities converted their loans into 13,462,000 shares of the Company’s common stock.  The balance due to Mr. Savaglio as of September 30, 2012 and December 31, 2011 was $1,000.

(b)
During August 2008, the Company borrowed the sum of $4,000 from Brett Hamburger, a consultant to the Company on a non-interest bearing basis.  The loan is payable upon demand and as of September 30, 2012 it remained unpaid.  On June 21, 2012, Brett Hamburger elected to convert his $4,000.00 loan issued August 21, 2008 into common stock of the Company.  In the conversion transaction, Mr. Hamburger received 4,000,000 shares of common stock in exchange for the loan and no accrued interest.  Mr. Hamburger requested, and the Company agreed, to remove the Rule 144 restrictive legends on the shares that he received to facilitate future resale in the public markets.  Additionally during 2009, the Company borrowed $2,900 from Christine Mulijono, the wife of Brett Hamburger.  This loan was payable on demand and carried an interest rate of 10% per annum.  This loan and its accumulated interest was converted into 3,764,000 shares of the Company’s common stock on November 23, 2011 for the settlement of $2,900 and $864 of principal and accrued interest, respectively.  As of September 30, 2012 and December 31, 2011 the amount payable under this loan was $0 and $4,000, respectively.

(c)
On September 15, 2011, the Company borrowed $150,000 from an unrelated third party. The loan was due on October 15, 2011 together with interest at a rate of 25% per annum.  As of September 30, 2012, the accumulated interest on this loan was $28,265.  The Company is not in compliance with the repayment terms of the loan as it was not repaid on its maturity date and is currently in technical default.

(d)
On November 15, 2011, the Company borrowed $75,000 from an unrelated third party.  The loan was due and payable upon the Company filing its Regulation D Offering with the SEC which occurred on August 1, 2011.  The note accrues interest at a rate of 4.0% per annum.  As of September 30, 2012, the Company is not in compliance with the repayment terms of the loan and is currently in technical default.

(e)	On June 30, 2012, July 24, 2012 and September 25, 2012. The Company borrowed $25,000, $50,000 and $15,000 from an unrelated third party. These notes accrue interest at a rate of 0% per annum.

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

On June 19, 2012, the company issued 11,500,000 shares of common stock valued at $4,025,000 to Moralva Holdings Inc. (“Moralva”) as a non-refundable deposit for a potential acquisition of mining assets.  The Company was completing its due diligence and negotiating the terms of the acquisition at the time of the issuance of the stock.  In addition, the Company entered into a consulting agreement with the principals of Moralva to assist the Company in identifying potential acquisition targets.  As a result the Company prepaid expense of $4,025,000 for this agreement.

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

On August 31, 2012, the company issued 200,000 shares of common stock valued at $12,000 for break up fees.

On August 31, 2012, the company issued 5,000,000 shares of common stock valued at $300,000 for contract fees.

On September 21, 2012, the company issued 1,000,000 shares of common stock valued at $45,000 for services

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.  As of September 30, 2012 the Company has not accrued any amounts for loss contingencies.

11)           SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, The Company has analyzed its operations subsequent to the date these financial statements were issued, and has determined that it does not have material subsequent events to disclose in these financial statements.

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

The Company currently has one employee.

Liquidity and Capital Resources

We had no cash as of September 30, 2012 compared to $1,000 at December 31, 2011.  This net decrease of $1,026 consisted of:

Proceeds from financing activities	$584,298
Cash used in investing activities	(100,000)
Cash used in operating activites	(485,324)
Net decrease	$(1,026)

We have incurred significant losses and negative cash flows from operations since our inception in April 2010.  We have an accumulated deficit of $7,737,838 and a working capital deficiency of $1,012,989 as of September 30, 2012.  These conditions raise substantial doubt about our ability to continue as a going concern.  We have historically financed our activities through the private placement of equity securities.  Through September 30, 2012, we have dedicated our financial resources to the planned mining activities and general and administrative expenses as described later in the section titled Results of Operations.

In September 2011, we entered into an agreement (as amended) to acquire title to an iron ore mine in the Republic of Chili for $3,250,000 and, as of September 30, 2012, has paid $350,000 to the seller.  Under the terms of the amended agreement, we are required to remit the remaining balance of $2,900,000 in periodic payments now through August 2014 as follows:

May 31, 2012	$400,000
August 31, 2012	500,000
February 28, 2013	500,000
August 31, 2013	500,000
February 28, 2014	500,000
August 31, 2014	500,000
Total	$2,900,000

As of September 30, 2012, we are not in compliance with the terms of this agreement due to non-payment of the amounts due on May 31 and August 31, 2012.  However, the seller has not issued us a formal notice of default.

We plan to fund the acquisition of the mine as described above and our planned mining activities beyond September 30, 2012 primarily through the sale of debt and/or equity securities.  We cannot be certain that such funding will be available on acceptable terms or available at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the planned mining activities; b) Seek collaborators at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights and/or assets that we would otherwise seek to develop or commercialize ourselves.

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

Results of Operations - For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenues

We have not generated revenues for the three months ended September 30, 2012 and 2011.

Mine Related Expenses

Mine related expenses were $55,000 and $60,000 for the three months ended September 30, 2012 and 2011, respectively.  This decrease of $5,000 was primarily due to permitting and other expenses related to the development of the Chilean iron mine.

Consulting Fees

Consulting fees were $853,478 and $25,500 for the three months ended September 30, 2012 and 2011, respectively.  This increase of $827,978 was primarily due to cash and stock issued to 3 consulting firms related to business advisory, strategic and communications services.

General and Administrative Expenses

General and administrative expenses were $45,168 and $36,000 for the three months ended September 30, 2012 and 2011, respectively.  This increase of $9,168 was primarily due to travel and transfer agent fees.

Change in Fair Value of Derivative Liability

The change in the fair value of the derivative liability was a benefit of $221,115 and 82,600 for the three months ended September 30, 2012 and 2011, respectively.  This change of $138,515 was primarily due to the drop in market prices of the stock and the lowering of the value due to possible conversion holders as a result of how derivative liabilities are valued.

Interest Expense

Interest expense was an expense of $57,112 and 8,732 for the three months ended September 30, 2012 and 2011, respectively.  This change of $48,380 was primarily due to interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note of which such increase is charged to interest expense and interest on increased borrowings incurred after the second quarter of 2011.
On July 19, 2012, the company issued 208,322 shares of common stock valued at $52,083 which for settlement of debt to Geoffrey Adler.

Net Loss

Net loss was $798,643 and $47,632 for the three months ended September 30, 2012 and 2011, respectively.  This increase of $751,011 was attributable to the changes in the expense captions as described above.

Results of Operations - For the six months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenues

We have not generated revenues for the nine months ended September 30, 2012 and 2011.

Mine Related Expenses

Mine related expenses were $437,500 and 60,000 for the nine months ended September 30, 2012 and 2011, respectively.  This increase of $377,500 was primarily due to permitting and other expenses related to the development of the Chilean iron mine.

Consulting Fees

Consulting fees were $1,731,421 and $55,500 for the nine months ended September 30, 2012 and 2011, respectively.  This increase of $1,675,921 was primarily due to cash and stock issued to 3 consulting firms related to business advisory, strategic and communications services.

General and Administrative Expenses

General and administrative expenses were $103,777 and $73,152 for the nine months ended September 30, 2012 and 2011, respectively.  This increase of $30,625 was primarily due to an increase in transfer agent fees and travel.

Change in Fair Value of Derivative Liability

The change in the fair value of the derivative liability was a benefit of $1,694,215 and of $88,600 for the nine months ended September 30, 2012 and 2011, respectively.  This increase of $1,605,615 was primarily due to an increasing number of issuances of debt that is convertible into stock as well as favorable stock price performance and its effect on the valuation of the derivative liability for those conversion arrangements.

Interest Expense

Interest expense was an expense of $266,121 and $103,131 for the nine months ended September 30, 2012 and 2011, respectively.  This change of $162,990 was primarily due to interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note of which such increase is charged to interest expense and interest on increased borrowings incurred after the second quarter of 2011.

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

Net Loss

Net loss was $5,608,504 and $203,183 for the nine months ended September 30, 2012 and 2011, respectively.  This increase of $5,405,321 attributable to the changes in the expense captions as described above.

In the third quarter, All Grade Mining, Inc. began to examine projects with higher priced lower volume minerals, which would alleviate the need for higher cash demand for exportation. During the third quarter of 2012, All Grade Mining, Inc. examined the following seven Chilean projects: La Fortuna, DePecida, Los Dos Hermanos, Cidrac, Pena Blanca, Radiente, La Crucita, and La Plateada. Most of these projects were focused on copper gold and silver due to the depressed iron market during the third quarter of 2012.

Item 3                                Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this Item.

Item 4                                Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our CFO resigned as of August 3, 2012, and as a result there is not an executive officer with financial accounting expertise to assist in the evaluation of disclosure and other financial controls.  We have hired Accounting Management Solutions, an accounting and consulting firm, to assist in the generation of the financial reports for Q3 2012.

Our Chief Executive Officer who also functions as our Chief Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of September 30, 2012.  Based on such review and evaluation, our chief executive officer has concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making this assessment, our management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of September 31, 2012.

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

 (b)           Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ending September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 31, 2012, the company issued 200,000 shares of common stock valued at $12,000 for break up fees.

On August 31, 2012, the company issued 5,000,000 shares of common stock valued at $300,000 for contract fees.

On September 21, 2012, the company issued 1,000,000 shares of common stock valued at $45,000 for services

Item 3                                Default upon Senior Securities

On 31 May 2012 the Company defaulted on the terms of the lease of the Saltirosa copper mine, the Company’s primary mine. The Company has continued to make payments, as funds become available, to satisfy the obligation; however the Company remains in default. The Grantor of the mineral rights agreement has not shut down the mine, denied the Company access to the mine and property, and has not notified the Company of any default.

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

14 June 2013

/s/ Gary Kouletas
Gary Kouletas
President (Principal Executive and Financial Officer)