Form 10-K
period 2012-12-31
ALL GRADE MINING, INC.
filed 2013-07-08
CIK 823544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K
ANNUAL REPORT FOR 2012

☑           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended: 31 December 2012

☐           Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from _______________ to _______________.
Commission File №: 033-17774-NY

ALL GRADE MINING, Inc.
(Exact name of registrant  as specified in its charter)

COLORADO	*
State or other jurisdiction of incorporation	IRS Employer Identification Number
370 W. Pleasantview Avenue, Suite 163, Hackensack, NJ 07601
Address of principal Executive offices

Registrants telephone number	(201) 788-3785
Securities Registered pursuant to §12(b) of the Act:
Title of Each Class	Name of Each Exchange on which registered
N/A
Securities Registered pursuant to §12(g) of the Act
COMMON VOTING SHARES, $0.001 PV, OTCPK
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to §13 or §13(d) of the Act ☐ Yes ☑ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☑No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of date	Non-affiliate shares	Closing Price	Market Value
30 June 2012	60,991,228	$0.32	$19,517,192

Indicate the number of the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of Date	Issued and Outstanding
31 December 2012	118,127,0911
30 June 2013	153,824,857

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None

1 Not including 11,947,766 shares issued, and 1,250,000 shares cancelled and not yet reflected on the transfer agent’s statements

ALL GRADE MINING, INC.
A Developmental Stage Company

References in this Annual Report to, the terms “Company”, “All Grade Mining, Inc.”,  “AGM”, “Hybred”, “we”, “us” and “our” refer to All Grade Mining, Inc., unless otherwise stated or the context clearly indicates otherwise.

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

PART I

Item 1. Business.

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

Item 2.       Description of Property

The Company recorded rental expense of $5,551 in 2011 and $0.00 for 2012 representing payment for office space and facilities in the United States.  The fair market rental for 2012 was approximately $6,000 and the office space was used pro gratis as a favor to the CEO.

The Saltirosa mine, which the Company has a deposit on, is located in the country of Chile approximately 28 kilometers from Chanaral and 60 kilometers from the Caldera port). Please see the feasibility study for greater detail, description, and maps of the area filed in the 14C dated 11 October 2011.

SALITROSA: SITE MAP*

Pacific Ocean
Chile
Pacific Ocean

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

Market Information

The range of high and low bid prices for the Company’s common stock, for the periods indicated, are set forth below.

Period	High Bid	Low Bid
Year Ended 31 December 2012 (†)
1st Quarter	$0.98	$0.11
2nd Quarter	$0.90	$0.28
3rd Quarter	$0.395	$0.331
4th Quarter	$0.0725	$0.021

Year Ended 31 December 2011 (*) (†)
1st Quarter	$0.4000	$0.4000
2nd Quarter	$0.8500	$0.6000
3rd Quarter	$0.2000	$0.1000
4th Quarter	$1.0100	$0.7500
Year ended December 31, 2010 (*)
1st Quarter	$0.0040	$0.0033
2nd Quarter	$0.0007	$0.0007
3rd Quarter	$0.0004	$0.0004
4th Quarter	$0.0004	$0.0004
Year ended December 31, 2009 (*)
1st Quarter	$0.1000	$0.0200
2nd Quarter	$0.2600	$0.0020
3rd Quarter	$0.1400	$0.0015
4th Quarter	$0.0095	$0.0021

N.B. The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.  Such quotations do not necessarily represent actual transactions.

(*) As reported by the OTCBB.

(†) Based upon the historical High and Low as of the last trading day of the quarter, adjusted for splits.

No Issuer repurchases of any class were made during 2012.

Item 6. Selected Financial Data.

The Company is a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Comparative Analysis Year Ended December 31, 2012 and December 31, 2011

Results of Operations

The Company’s operating expenses were $2,509,318 for the year ended December 31, 2012; an increase of $1,949,161 compared to the operating expenses of $560,157 for the year ended December 31, 2011. The increase was primarily due to consulting fees being recorded in the year ended December 31, 2012 as well as expenses incurred in the Company’s change of focus to mining, including other operating expenses associated with the mine.

Other expenses also increased in 2012 from $1,222,900 to $7,746,974 primarily due to the Company recording a change in the fair value of its derivative liabilities, loss on debt conversion and loss on acquired deposit to a property. The change in fair market value of the derivatives was a gain of $1,680,233, and a loss of debt conversion of $5,089,313 from a settlments higher then book value of the debt due to the settlement being in securities and a higher market price of the securities at the time of settlement, and a loss on a deposit of property acquired of $4,025,000 which was paid in 11,500,000 shares of common stock and was subsequently written off.

Liquidity and Capital Resources

The Company to date has had no operating revenue and has relied primarily on funding from financing activities.

The Company is seeking financing from various third party sources for the purpose of acquiring the necessary machinery and for working capital. To date the Company has not entered into any definitive agreement with any third party, although it has commenced discussions with a potential financing source.

In the interim the Company has raised a total of $555,000 during 2012 by various financing activity.

The Company’s primary asset, the Salitrosa mine agreement. The Company is currently in default with its payment terms and conditions of the underlying agreement. The Company has made payments of $350,000. However, the Company is in default on the agreement on the mine and no operations have taken place thus far. If the Company does not succeed in securing financing to cure the default or successfully renegotiate the agreement, there is a material concern that there will be a material unfavorable impact on net sales, revenues and income from continuing operations from the Salitrosa mine, assuming no other projects are active.

2012 was a challenging year for the Company. The Company had less than hoped for success properly capitalizing the Company. The undercapitalization lead the Company to reexamine its business conceptualization, leading to a decision to evaluate projects that were centered around higher priced, lower volume minerals to alleviate cash demands for transportation and exportation while ideally realizing higher profit margins. The Company examined the following seven Chilean projects: La Fortuna, DePecida, Los Dos Hermanos, Cidrac, Pena Blanca, Radiente, La Crucita, and La Plateada and took on  John McIntyre onto its Advisory Board to help evaluate these projects, among other assistance he may render.  Mr. McIntyre is, an Australian geologist who lives in Chile and has performed his services in Chile and the surrounding areas, and throughout the world. Most of these projects were focused on copper gold and silver due to the depressed iron market. The two projects that came to the forefront and warranted further evaluation, Sidrac and Jose del Transito, unfortunately proved to be imprudent investments, at this time, in the Company’s opinion. After the feasibility studies were completed, Sidrac, an iron mine, proved to be too cash intensive and beyond the Company’s means at this time. The feasibility study for Jose del Transito, a copper mine, and the other forefront project under evaluation, proved the project to have a breakeven horizon that proved too long for the Company to sustain.

The Company’s undercapitalization matters were exacerbated when one particular investor bounced a check to the Company which lead to difficulties in renegotiating the Company’s arraignment with its primary asset, the Salitrosa mine, and further impinged upon the Company’s ability to compensate its professionals to perform periodic reports.

Off Balance Sheet Arrangements

Currently there are no off-balance sheet agreements.

Tabular Disclosure of Contractual Obligations

Smaller Reporting Companies are not required to provide this information pursuant to Regulation S-X §229.303 (d).  However, we have provided the information as a courtesy without any obligation to continue to provide the information in the future.

TABULAR DISCLOSURE OF OBLIGATIONS
Contractual Obligation	Payments due by period			3-5 years	More than 5 years
	Total	Less Than one year	1-3 years
Long Term Obligations	-		-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	15% interest for mine owners; $2.00 per ton and 20% of the profits6	-	-
Purchase Obligations	-	$1,900,000	$1,000,000	-	-
Other Long Term Liabilities Reflected on the Registrants Balance Sheet under GAAP	-	-	-	-	-
Total	-	$1,900,000	$1,000,000	-	-

4 For the Saltirosa mine: $350,000 down, $500,000 every six months, for a period of three years. All denominations are in USD.

On September 21, 2011, the Company entered into an agreement to acquire title to an iron ore mine in the Republic of Chile at an acquisition cost of $3,250,000 in which the Company paid an initial deposit of $250,000 to the seller.  The agreement provides for the participation of the Republic of Chile in 15% of the mining profits.

On April 26, 2012, the Company amended the payment terms of the agreement and paid an additional deposit of $100,000 upon execution of the amended agreement.  Under the terms of the amended agreement, the Company is required to remit the remaining balance of $2,900,000 over a three year period as follows:

As of December 31, 2012, the Company is not in compliance with the terms of this agreement due to non-payment of the amounts due on May 31, 2012, August 31, 2012 and February 28, 2013.  However, the seller has not issued the Company a formal notice of default.

6 Foreign Commerce Consultative Services, Inc. profit on their contract.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $10,256,292 and $1,783,057 for the years ended December 31, 2012 and 2011, respectively. The Company has a working capital deficiency of $1,417,253 and $1,819,986 as of December 31, 2012 and 2011, respectively and a stockholders’ deficiency of $959,747 and $1,825,236 at December 31, 2012 and 2011, respectively. The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of $12,385,626. In addition as disclosed in Note 5, the Company has minimum commitment requirements with respect to the purchase of a mine in the Country of Chile which is in default. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.  The Financial Statements begin on page 17.

Item 8. Financial Statements and Supplementary Data

Refer to Financial Statements on page 16.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Reporting.

The Company does not have any disagreements with our current accountant or financial officers at this time. There was no outstanding disagreement with accounting principals, or practices, and Marcum LLP is authorized to discuss all matters with the new certifying accountant, Paritz & Co. Marcum LLP advised the Company that the internal controls necessary for the Company to develop a reliable financial statement were found to have material weakness which indicated that the internal controls necessary for reliable financial statements do not exist in their opinion .  Furthermore, in the accounting report dated 25 April 2012, Marcum included an explanatory paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern.  Marcum LLP was dismissed for non-accounting financial reasons.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our CFO resigned as of August 3, 2012, and as a result there is not an executive officer with financial accounting expertise to assist in the evaluation of disclosure and other financial controls.  We have hired an accounting and consulting firm, to assist in the generation of our financial reports for December 31, 2012.

Our Chief Executive Officer who also functions as our Chief Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of December 31, 2012.  Based on such review and evaluation, our chief executive officer has concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012.

 (b)           Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

The Company has no further information to disclose at this time. Please feel free to see our website at www.allgrademining.com

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

The Company’s Board of Directors consists of Gary Kouletas and an independent director, Paul Stitzer.

Mr. Kouletas, 36 years old, was the founder of Hybred International, Inc., now All Grade Mining, Inc.  He has over ten years of entrepreneurial startup business owner experience. Mr. Kouletas attended William Paterson University and Montclair University, both in New Jersey. After College, Mr. Kouletas became operating partner of Kouletas Real Estate, a commercial property management company. He then went on to develop Kouletas Construction, a town home development company in southern New Jersey. Mr. Kouletas has been involved in the horseshoe manufacturing from 2008-2011 with the Company, and 2003-2008 with another comnpany. From 2002-2005 Mr. Kouletas served as a consultant to International Surfacing, Inc., a research and development company, concentrating on the development of a rubberized horseshoe and rubber metal bonding. He has designed numerous therapeutic and innovative horseshoes and corroborated with top industry professionals to create and bring to market the Hybred Horseshoe.

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

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the year ended December 31, 2012.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan compensation	Non-qualified deferred compensation earnings	All other Compensation	Total
Kouletas, Gary, CEO and Director	2011	-0-	-0-	$100,000	-0-	50,000 shares of Preferred Class C2	-0-	-0-	$100,000
	2012	-0-	-0-	-0-	-0-	-0-	-0-	$54,000
Stitzer, Paul, Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$0.00
	2012	-0-	-0-	$350,000	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

DISCLOSURE OF OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT, AND RELATED SHAREHOLDERS As of December 31, 2012
Insiders	Title	Common	%	Preferred A	%	Preferred B	Preferred C	%
Kouletas, Gary	CEO	50,127,031	39%	20,0003	100%	-0-	20,0002	100%
Sitizer, Paul	Director	350,000		-0-		-0-	-0-

	LARGE HOLDERS OVER 5% (EXCLUDING CEDE)
	Common	%	Preferred A	%	Preferred B	%	Preferred C	%
Moralva Holdings	11,500,000	9%	-0-	-	-0-	-	-0-	-

2 Converted into common shares 29 November 2011, resulting in 50,127,031 common shares

3 Issued on 29 November 2011

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of Securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None
Equity compensation plans NOT approved by security holders
Total	-0-	-0-	-0-

Item 13. Certain Relationships and Related Transactions, and Director Independence.

No related party had any transaction with the Company in an amount exceeding $120,000. Gary Kouletas, the CEO, did have a $100,000 debt to him satisfied in exchange for 70,000 class A shares and 20,000 class C shares during the year ended December 31, 2011.

Item 14. Principal Accounting Fees and Services.

PRINCIPAL ACCOUNTING FEES AND SERVICES
	Audit Fees		Audit Related Fees		Tax Fees		All Other Fees
Paritz	2011	2012	2011	2012	2011	2012	2011	2012
	-0-	$17,500	-0-		-0-		-0-
Marcum, L.L.C.	$22,500	$88,000	-0-		-0-	-0-	-0-	-0-
Jerome Rosenberg	$3,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Part IV

Item 15. Exhibits, Financial Statements Schedules
ALL GRADE MINING, INC.
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
Marcum LLP
New York, New York
April 25, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
All Grade Mining, Inc.

We have audited the accompanying consolidated balance sheets of All Grade Mining, Inc. as of December 31,2012  and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.   Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of All Grade Mining, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses of $10,256,292 and $1,783,057 for the years ended December 31, 2012 and 2011, respectively. The Company has a working capital deficiency and a stockholders’ deficiency. The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of $12,385,626.  In addition, the Company has minimum commitment requirements with respect to the purchase of a mine which is in default. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/s/ Paritz & Co., P.A.
Hackensack, N.J.
July 1, 2013

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current Asset
Cash	$359	$1,040

PROPERTY AND EQUIPMENT - Net	306	350

OTHER ASSETS
Depository payment towards acquisition of iron ore mine	350,000	250,000
Prepaid Expenses	470,000	-
	820,000	250,000
Total Assets	$820,665	$251,390

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilites
Accounts Payable	$762,111	$164,215
Taxes payable	8,716	8,716
Accrued interest payable	82,685	15,193
Due to stockholders	6,000	7,302
Loans payable	311,000	205,000
Convertible debentures, net of debt discount of $0 and $0 as of December 31, 2012 and December 31, 2011	38,000	48,000
Derivative liability	209,100	1,372,600
Total Current Liabilites	1,417,612	1,821,026

Convertible debentures, net of debt discount of $467,200 and $144,400 as of December 31, 2012 and December 31, 2011, net of current portion	362,800	255,600

Total liabilities	1,780,412	2,076,626

Stockholders' Deficit (Note 8)
Convertible Preferred Stock Class A, no par value, 100,000 shares authorized at December 31, 2012 and at December 31, 2011. Issued and outstanding 20,000 shares at December 31, 2012 and December 31, 2011.	46,000	46,000
Convertible Preferred Stock Class B, no par value, 400,000 shares authorized at December 31, 2012 and at December 31, 2011. None issued and outstanding at December 31, 2012 and December 31, 2011.		-
Preferred Stock Class C, no par value, 50,000 shares authorized at December 31, 2012 and at December 31, 2011.Issued and outstanding 20,000 shares at December 31, 2012 and December 31, 2011	9,000	9,000
Common stock, par value $.001 per share; authorized 500,000,000 shares, issued and outstanding 128,824,857 and 85,058,759 shares at December 31, 2012 and December 31, 2011	128,825	85,059
Additional Paid in Capital	11,242,054	164,039
Deficit Accumulated During the Development Stage	(12,385,626)	(2,129,334)
Total Stockholders' Deficit	(959,747)	(1,825,236)
Total Liabilities and Stockholders' Deficit	$820,665	$251,390

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended		January 3, 2006 (date of commencement as a development stage company) though December 31, 2012
	December 31,	December 31,
	2012	2011

Net Sales	$-	$-	$7,500
Cost of Sales	-	-	3,135
Gross Profit (Loss)	-	-	4,365

Operating Expenses
Officers’ compensation	54,000	100,000	154,000
Mine related expenses	95,000	232,500	327,500
Consulting fees	2,199,421	60,000	2,319,421
General and administrative	160,897	167,657	583,402

Total Operating Expenses	2,509,318	560,157	3,384,323

Operating loss	(2,509,318)	(560,157)	(3,379,958)

Interest income	-	12	12
Other income	-	17,500	17,500
Change in fair value of derivative liability	1,680,233	(645,600)	1,034,633
Interest expense	(312,894)	(594,812)	(917,400)
Loss on debt conversion	(5,089,313)	-	(5,089,313)
Loss on negotiated debt settlement	-	-	(26,100)
Loss on deposit to acquire property	(4,025,000)	-	(4,025,000)

Total other income and (expenses)	(7,746,974)	(1,222,900)	(9,005,668)

Net loss	$(10,256,292)	$(1,783,057)	$(12,385,626)

Loss Per Common Share:
Basic and Diluted	$(0.10)	$(0.23)

Weighted average number of common shares outstanding:
Basic and Diluted	101,730,015	7,661,977

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended		January 3, 2006 (date of commencement as a development stage company) though December 31, 2012
	December 31,		December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,256,292)	$(1,783,057)	$(12,385,626)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	44	1,485	9,260
Impairment of equipment	-	3,907	3,907
Issuance of stock for services	1,828,500	100,000	1,948,500
Amortization of debt discount	81,300	43,600	124,900
Deferred income	-	(17,500)	-
Change in fair value of derivative liability	(1,680,233)	645,600	(1,034,633)
Non-cash Interest Expense	155,533	539,000	694,533
Loss on debt conversion	5,089,313	-	5,089,313
Loss on deposit to acquire property	4,025,000	-	4,025,000

Changes in Assets and Liabilities
Increase in prepaid expenses	(470,000)	-	(470,000)
Increase in Accounts Payable	597,896	43,852	821,086
Increase in Accrued interest payable	68,560	30,035	105,585
Increase in Payroll taxes payable	-	8,716	8,716
NET CASH USED IN OPERATING ACTIVITES	(560,379)	(384,362)	(1,059,459)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(437)	(13,473)
Depository payment towards acquisition of iron ore mine	(100,000)	(250,000)	(350,000)
NET CASH USED IN INVESTING ACTIVITIES	(100,000)	(250,437)	(363,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Proceeds (repayment) from advances	(1,302)	(2,161)	6,000
Cash Proceeds from loans	106,000	200,000	323,900
Cash Proceeds, net of repayments, from issuance of convertible debentures	555,000	438,000	1,003,000
Issuance of common stock for cash	-	-	90,391
NET CASH PROVIDED BY FINANCING ACTIVITIES	659,698	635,839	1,423,291

(DECREASE) INCREASE IN CASH	(681)	1,040	359

CASH - BEGINNING OF PERIOD	1,040	-	-
CASH - END OF PERIOD	$359	$1,040	$359

Supplemental Disclosure:

Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Debt discount related to convertible debentures	$498,600	$188,000	$686,600
Issuance of shares for the settlement of debt	$177,900	$34,732	$255,757

ALL GRADE MINING, INC. AND SUBSIDIARY
(A Developmental Stage Company Commencing January 3, 2006)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

										Deficit Accumulated During Development Stage
	Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Common Stock		Additional Paid in Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Total

January 3, 2006 (Date of commencement as a developmental stage company)	-	$-	-	$-	-	$-	-	$-	$-	$-	$-

781 shares issued at $0.50 per share							781	1	390		391

Net loss										(18,016)	(18,016)

Balances at December 31, 2006	-	-	-	-	-	-	781	1	390	(18,016)	(17,625)

November 6, 2007- Compensatory stock issuance							40,000	40	19,960		20,000

Net loss										(24,500)	(24,500)

Balances at December 31, 2007	-	-	-	-	-	-	40,781	41	20,350	(42,516)	(22,125)

January 28, 2008- Issuance 600 shares of common stock at $150 per share							600	1	89,999	-	90,000

February 1, 2008- Conversion of existing note payable of $15,000 plus accrued interest of $4,125 into common stock							38,250	38	19,087	-	19,125

February 1, 2008- Cancellation of 39,400 shares of common stock issued							(39,400)	(39)	(19,661)		(19,700)

February 1, 2008- Merger with Hybred International pursuant to the plan of merger; shares issued on a 1:1 basis to Hybred shareholders							160,000	160	8,290	(47,080)	(38,630)

February 1, 2008- Issuance 39,400 shares to cancel debt							39,400	39	19,961		20,000

Net loss										(104,276)	(104,276)

Balances at December 31, 2008	-	-	-	-	-	-	239,631	240	138,026	(193,872)	(55,606)

Conversion of existing loan payable of $5,000 into common stock by issuing 99,100 shares							99,100	99	31,001		31,100

Net loss										(62,107)	(62,107)

Balances at December 31, 2009	-	-	-	-	-	-	338,731	339	169,027	(255,979)	(86,613)

Net loss										(90,298)	(90,298)

Balances at December 31, 2010	-	-	-	-	-	-	338,731	339	169,027	(346,277)	(176,911)

Court ordered disgorgement of 12,000 (6,000,000 pre-reverse split) shares of common stock							(12,000)	(12)	12		-

Issuance of 70,000 shares of Class A preferred stock and 20,000 shares of Class C preferred stock to the president representing compensation	70,000	91,000			20,000	9,000					100,000

Issuance of shares for the settlement of debt							34,732,028	34,732			34,732

Conversion of 50,0000 shares of Class A preferred stock into 50,000,000 shares of common stock by the president	(50,000)	(45,000)					50,000,000	50,000	(5,000)		-

Net loss December 31, 2011										(1,783,057)	(1,783,057)

Balances at December 31, 2011	20,000	46,000	-	-	20,000	9,000	85,058,759	85,059	164,039	(2,129,334)	(1,825,236)

Issuance of shares for services							9,800,000	9,800	1,818,700		1,828,500

Issuance of shares for the settlement of debt							21,947,766	21,948	5,088,433		5,110,381

Issuance of shares for conversion of convertible debentures							518,332	518	157,382		157,900

Issuance of shares for the acquisition of property							11,500,000	11,500	4,013,500		4,025,000

Net Loss year ended December 31, 2012										(10,256,292)	(10,256,292)

Balances at December 31, 2012	20,000	$46,000	-	$-	20,000	$9,000	128,824,857	$128,825	$11,242,054	$(12,385,626)	$(959,747)

ALL GRADE MINING, INC. AND SUBSIDIARY
(A Development Stage Company Commencing January 3, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2)             GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $10,256,292 and $1,783,057 for the years ended December 31, 2012 and 2011, respectively. The Company has a working capital deficiency of $1,417,253 and $1,819,986 as of December 31, 2012 and 2011, respectively and a stockholders’ deficiency of $959,747 and $1,825,236 at December 31, 2012 and 2011, respectively. The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of $12,385,626. In addition as disclosed in Note 5, the Company has minimum commitment requirements with respect to the purchase of a mine in the Country of Chile which is in default. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances are for deferred income taxes, expected realizable values for long-lived assets, derivative liability and contingencies, as well as the recording and presentation of its common stock issuances. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Principle of Consolidation

The consolidated financial statements of All Grade Mining, Inc. and Subsidiary include accounts of the Company and its wholly-owned foreign subsidiary, All Grade Mining Chile, SA. Intercompany transactions and balances are eliminated in consolidation. All Grade Mining Chile, S.A. was formed in November 2011, has yet to commence operations and has minimal assets.

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers all highly liquid debt with a maturity of three months or less, when purchased, to be cash equivalents. As of December 31, 2012 and 2011 the Company did not have any cash equivalents.

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

Impairment of Long-Lived Assets

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

The Company recorded an impairment charge of $3,907 for the year ended December 31, 2011 due to the Company’s discontinued focus in the therapeutic horseshoe industry refocusing its efforts on raising capital and developing markets for the mining industry

Stock-based compensation

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
The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted.  The model includes subjective input assumptions that can materially affect the fair value estimates.  The model was developed for use in estimating the fair value of traded options or warrants.  The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or options granted. During the year ended December 31, 2012 and 2011, the Company did not grant any options or warrants.
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

The Company accounts for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of December 31, 2012 and 2011, the Company has not incurred any potential costs related to the retirement of mineral property interests since commercial mining operations have not commenced.

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

Foreign Currency Translation

Assets and liabilities related to the Company’s foreign subsidiary’s operations are calculated using the Chilean Peso and are translated at end-of-period exchange rates while the related revenues and expenses are translated at average exchange rates prevailing during the period.  Translation adjustments are recorded as a separate component of stockholders’ equity. Transaction gains and losses were immaterial from the years ended December 31, 2012 and 2011.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its combined financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments affecting stockholders’ equity that under US GAAP are excluded from net loss. For the year ended December 31, 2012 and 2011, the differences between net income as reported and comprehensive income were not material.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable, and borrowings, approximates their fair value due to the relatively short maturity (three months) of these instruments.
Advertising

Advertising costs are expensed as incurred and are included in general and administrative expenses.  Advertising charges incurred for the years ended December 31, 2012 and 2011 were nominal.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Recent Accounting Pronouncements

The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of December 31, 2012 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2012 or 2011, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

Liabilities measured at fair value on a recurring basis at December 31, 2012 are as follows:
	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Observable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	December 31

Embedded conversion feature - December 31, 2012	$-	-	209,100	209,100

Embedded conversion feature - December 31, 2011	$-	$-	$1,372,600	$1,372,600

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the years ended December 31, 2012 and 2011.

	Embedded Conversion Feature December 31, 2012	Embedded Conversion Feature December 31, 2011

Balance - Januar 1, 2012 and 2011	$1,372,600	$-

Included in other income/expense	-
Change in fair value of derivative liability	(1,680,231)	645,600
Conversion	(133,702)	539,000
Included in liabilities	650,433	188,000

Balance - December 31, 2012 and 2011	$209,100	$1,372,600

5)             DEPOSITORY PAYMENT TOWARDS ACQUISITION OF IRON ORE MINE

On September 21, 2011, the Company entered into an agreement to acquire title to an iron ore mine in the Republic of Chile at an acquisition cost of $3,250,000 in which the Company paid an initial deposit of $250,000 to the seller.  The agreement provides for the participation of the Republic of Chile in 15% of the mining profits.

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

As of December 31, 2012, the Company is not in compliance with the terms of this agreement due to non-payment of the amounts due on May 31, 2012, August 31, 2012 and February 28, 2013.  However, the seller has not issued the Company a formal notice of default.

6)             RELATED PARTY TRANSACTIONS

As of December 31, 2012, the Company’s President has advanced the Company $500.

During 2007, Martin Honig, a former Director and current stockholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital.  In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital.  The Company repaid $7,000 to Mr. Honig. In March 2012, Mr. Honig loaned the Company an additional $6,000.  In May 2012, Mr. Honig elected to convert his $6,000, 10.0% Loan into common stock of the Company.  In the conversion transaction, Mr Honig received 6,000,000 shares of common stock in exchange for the loan and no accrued interest, resulting in a balance of $ 6,000 due him as of December 31, 2012.

Marshal Shichtman, the Company’s securities counsel and a stockholder of 5,000,000 common shares has billed the Company $162,000 for legal services performed thru December 31, 2012. $182,000 is currently outstanding and reported in accounts payable in the accompanying financial statements.  The Company incurred legal fees for services provided by Marshal Shichtman in the amounts of $120,000 and 72,000 for the years ended December 31, 2012 and 2011, respectively.

 7)           CONVERTIBLE DEBENTURES

As of December 31, 2012 and 2011 convertible debentures consist of the following:

	December 31, 2012	December 31, 2011

Convertible Debentures	$868,000	$448,000
Less current portion	38,000	48,000
Less debt discount	467,200	144,400
Long term Convertible Debentures, net of current portion and debt discount	$362,800	$255,600

On September 9, 2010 the Company borrowed the sum of $10,000 from an unrelated third party. The convertible debenture is payable on demand and bears interest at the rate of 8% per annum. The loan agreement provides at the option of the note holder to convert their principal balance to 40,000 shares of common stock ($0.25 per share) at any time that the loan remains unpaid. On December 26, 2012 this debenture was converted into 11,947,766 shares of the Company’s common stock.

On April 13, 2011, the Company borrowed the sum of $10,000 from an unrelated third party. The convertible debenture is payable on demand and bears interest at the rate of 10% per annum. The loan agreement provides for the right of this individual to convert the loan into shares of common stock at a stated conversion price of the average of the 3 lowest daily trades in the previous 20 days with a 50% discount. As of December 31, 2012 the $10,000 is payable.

On May 18, 2011, the Company borrowed the sum of $28,000 from an unrelated third party on a non-interest bearing basis and is payable on demand. The loan agreement provides for the right of the holder to convert the outstanding loan into common shares of the Company at any time that the loan remains unpaid, at a conversion price of $.14 per share. As of December 31, 2012 the $28,000 is payable.

On July 17, 2011, the Company borrowed $50,000 from an unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on July 17, 2016. The debenture is convertible into common stock at $0.25 per share. As of December 31, 2012 the $50,000 is payable.

On August 29, 2011, the Company borrowed $75,000 from an unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on August 29, 2016. The debenture is convertible into common stock at $0.25 per share. As of December 31, 2012 the $75,000 is payable.

On August 29, 2011, the Company borrowed $75,000 from another unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on August 29, 2016. The debenture is convertible into common stock at $0.25 per share. As of December 31, 2012 the $75,000 is payable.

On September 16, 2011, the Company borrowed $50,000 from an unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on September 16, 2016. The debenture is convertible into common stock at $0.25 per share. On July 19, 2012 the debenture was converted into 208,332 shares of common stock.

On October 25, 2011, the Company borrowed $75,000 from an unrelated third party, pursuant to a convertible debenture agreement. The debenture bears interest at 5% per annum and has a term of 5 years maturing on October 25, 2016. The debenture is convertible into common stock at $0.25 per share. On June 14, 2012 the debenture was converted into 310,000 shares of common stock.

On April 23, 2012, the Company borrowed $350,000 from two unrelated parties pursuant to convertible debenture agreements.  The debentures bear interest at 5.0% per annum and have a term of five years, maturing on April 22, 2017. The debentures are convertible into common stock at $0.25 per share. As of December 31, 2012 the $350,000 is payable.

On July 10 and August 31, 2012 the Company borrowed $50,000 and $100,000 from two unrelated parties pursuant to convertible debenture agreements.  The debentures bear interest at 5.0% and 6% per annum and have a term of five years, maturing on July 10 and August 31, 2017. The debentures are convertible into common stock at $0.25 per share. As of December 31, 2012 the $50,000 and $100,000 are payable.

On November 19, 2012 the Company borrowed $55,000 from an unrelated party pursuant to convertible debenture agreements.  The debentures bear interest at 5.0% per annum and have a term of five years, maturing on November 19, 2017. The loan agreement provides for the right of this individual to convert the loan into shares of common stock at a stated conversion price of the average of the 3 lowest daily trades in the previous 20 days with a 50% discount. As of December 31, 2012 the $55,000 is payable.

The Company accounted for the issuance of the convertible debentures in accordance with ASC 815” Derivatives and Hedging.”  The debentures are convertible into an indeterminate number of shares for which the Company cannot determine if it has sufficient authorized shares to settle the transaction with.  Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period.

The gross proceed from the sale of the debentures are recorded net of a discount of related to the conversion feature of the embedded conversion option.  When the fair value of conversion options is in excess of the debt discount the amount has been included as a component of interest expense in the statement of operations. During the year ended December 31, 2012 and 2011, the Company recorded $155,533 and $539,000, respectively of interest expense relating to the excess fair value of the conversion option over the face value of the debentures.

8)             LOANS PAYABLE:

Loans payable consist of the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011

Loan payable to Louis Savaglio	$1,000	$1,000
Loan payable to Brett Hamburger	-	4,000
Loan payable to unrelated parties	150,000	150,000
Loan payable to unrelated parties	160,000	50,000
Total	$311,000	$205,000

(a)
In 2006, the Company borrowed the sum of $16,000 from Louis Savaglio, an independent third party.  The loan is payable on demand and bears interest at the rate of 6.75% per annum. On November 30, 2009, the Company had repaid $5,000 with the issuance of 99,100 shares of common stock.  On July 14, 2011 Mr. Savaglio assigned $10,000 of his debt together with accrued interest of $3,156 to four entities unrelated to the Company.  Each new entity has a note for $3,289 carrying interest at 6%. Subsequently those four entities converted their loans into 13,462,000 shares of the Company’s common stock.  The balance due to Mr. Savaglio as of December 31, 2012 and December 31, 2011 was $1,000.

(b)
During August 2008, the Company borrowed the sum of $4,000 from Brett Hamburger, a consultant to the Company on a non-interest bearing basis. On June 21, 2012, Brett Hamburger elected to convert his $4,000 loan issued August 21, 2008 into common stock of the Company.  In the conversion transaction, Mr. Hamburger received 4,000,000 shares of common stock in exchange for the loan and no accrued interest.  Mr. Hamburger requested, and the Company agreed, to remove the Rule 144 restrictive legends on the shares that he received to facilitate future resale in the public markets.  Additionally during 2009, the Company borrowed $2,900 from Christine Mulijono, the wife of Brett Hamburger.  This loan was payable on demand and carried an interest rate of 10% per annum.  This loan and its accumulated interest was converted into 3,764,000 shares of the Company’s common stock on November 23, 2011 for the settlement of $2,900 and $864 of principal and accrued interest, respectively.  As of December 31, 2012 and December 31, 2011 the amount payable under this loan was $0 and $4,000, respectively.

(c)
On September 15, 2011, the Company borrowed $150,000 from an unrelated third party. The loan was due on October 15, 2011 together with interest at a rate of 25% per annum.  As of December 31, 2012, the accumulated interest on this loan was $37,640.  The Company is not in compliance with the repayment terms of the loan as it was not repaid on its maturity date and is currently in technical default.

(d)
On November 15, 2011, the Company borrowed $50,000 from an unrelated third party.  The loan was due and payable upon the Company filing its Regulation D Offering with the SEC which occurred on August 1, 2011.  The note accrues interest at a rate of 4.0% per annum. As of December 31, 2012, the accumulated interest on this loan was $2,879; the Company is not in compliance with the repayment terms of the loan and is currently in technical default.

(e)
On June 30, 2012, July 24, 2012, September 25, 2012 and November 8, 2012. The Company borrowed $25,000, $50,000, $15,000 and $20,000 from an unrelated third party.  These notes accrue interest at a rate of 0% per annum.

9)              COMMON STOCK

On June 5, 2012, the company entered into twelve-month consulting agreements with two consulting firms to provide business advisory, strategic, and administrative services for a period of twelve months to build shareholder value.  In return for these services, the Company issued 3,000,000 shares of restricted common stock.  The per share value of the common stock was $0.47 on the date of the agreement. The company recognized prepaid consulting expense of $1,410,000 for these agreements, which is being amortized to consulting expense over the one year term of the agreements.

On June 14, 2012, the company issued 6,000,000 shares of common stock valued at $3,300,000 for settlement of debt Martin Honig of $6,000 and a recorded loss on debt conversion of $3,294,000.

On June 14, 2012, the company issued 310,000 shares of common stock valued at $164,300 for the Conversion of Convertible debenture.

On June 19, 2012, the company issued 11,500,000 shares of common stock valued at $4,025,000 to Moralva Holdings Inc. (“Moralva”) as a non-refundable deposit for a potential acquisition of mining assets.  The Company was completing its due diligence and negotiating the terms of the acquisition at the time of the issuance of the stock. The Company initially recorded the fair value of the shares issued as a deposit on the balance sheet. The acquisition was never completed and the Company has expensed the amount of $4,025,000 as a loss on deposit to acquire property in the accompanying statement of operations.

On June 21, 2012, the company issued 4,000,000 shares of common stock valued at $1,440,000 for settlement of debt Brett Hamburger of $4,000 and recorded a loss on debt conversion of $1,436,000.
On July 19, 2012, the company issued 208,322 shares of common stock for the connection of convertible debenture.

On July 23, 2012 the company issued 250,000 shares of common stock valued at $47,500 for services.

On August 31, 2012, the company issued 200,000 shares of common stock valued at $12,000 for break up fees.

On August 31, 2012, the company issued 5,000,000 shares of common stock valued at $300,000 for contract fees.

On September 21, 2012, the company issued 1,000,000 shares of common stock valued at $45,000 for services.

On December 26, 2012, the company issued 11,947,766 shares of common stock valued at $370,381 for settlement of debt of $11,068 and a loss on debt conversion of $359,313.

On December 31, 2012, the company issued 350,000 shares of common stock valued at $14,000 for director’s fees.

10)           PREFERRED STOCK

Convertible Preferred Class A Series

On June 20, 2010, the Company designated and authorized 100,000 shares of Class A convertible preferred stock (“Class A”).  The Class A has no par value, has no liquidation preference and each shares of Class A is convertible into 1,000 shares of common stock at the option of the holder. The Class A stockholders have voting rights equal to the number of common shares, into which the Class A shares are convertible into shares of common stock. The Class A does not provide for any cumulative dividends or any other redemption features outside the control of the Company.

Convertible Preferred Class B Series

On June 20, 2010, the Company designated and authorized 400,000 shares of Class B convertible preferred stock (“Class B”).  The Class B has no par value, has no liquidation preference and each shares of Class B is convertible into 40 shares of common stock at the option of the holder. The Class B stockholders have voting rights equal to the number of common shares, into which the Class B shares are convertible into shares of common stock. The Class B does not provide for any cumulative dividends or any other redemption features outside the control of the Company.

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

11)           DISGORGEMENT OF SHARES OF COMMON STOCK

On August 1, 2011, 12,000 common shares of the Company were disgorged from Meadow Vista Financial Corp. by order of the Securities and Exchange Commission (“SEC”) pursuant to an Order issued by the U.S. District Court of Florida in the Southern District on February 25, 2011. These common shares were cancelled pursuant to that order.

12)           COMMITMENTS AND CONTINGENCIES

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.  As of December 31, 2012 the Company has not accrued any amounts for loss contingencies.

13)           INCOME TAXES

As of December 31, 2012 and 2011, the Company has approximately $ 1,789,000 and $836,600, respectively, of federal net operating loss carry forwards available to offset future taxable income. These net operating losses which, if not utilized, begin expiring between the years 2026 through 2032. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carry forward may be subject to an annual limitation in the event of a change of control. The Company performed a preliminary evaluation as to whether a change of control, as defined under the regulations has taken place, and concluded that no change of control has occurred to date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. ASC 740 - “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates the length of carryback and carry forward periods, and expectations of future profits, etc. The Company believes that the significant uncertainty exists with full respect to future realization of the deferred tax assets and has therefore established a full valuation allowance for the full amount as of December 31, 2012 and December 31, 2011. For the year ended December 31, 2012 and 2011 the deferred tax asset valuation allowance increased by $ 380,654 and $198,394, respectively.

	December 31, 2012	December 31, 2011
Deferred Tax Asset
Net operating loss carryovers	$714,786	$334,132
Derivative liability	224,343	57,673
Fixed asset depreciation	1,921	1,921
Total deferred tax asset	941,050	393,726

Valuation allowance	(716,707)	(336,053)
Deferred tax asset, net of valuation allowance	$224,343	$57,673

Deferred Tax Liabilities
Convertible debt	$(224,343)	$(57,673)
Total deferred tax liabilities	(224,343)	(57,673)
Net deferred tax asset (liability)	$-	$-

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

The Company files tax returns in U.S. Federal and various state jurisdictions and are subject to audit by tax authorities beginning with the year ended December 31, 2009. The Company is subject to certain state and local taxes based on capital. The state and local taxes based on capital were immaterial for each of the years ended December 31, 2012 and December 31, 2011.

Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net" in the statements of operation. Penalties would be recognized as a component of “General and administrative expenses."

No interest or penalties were recorded during the years ended December 31, 2012 and December31, 2011 respectively. As of December 31, 2012 and December 31, 2011 no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The income tax provision (benefit) consists of the following:

	December 31, 2012	December 31, 2011

Federal	$-	$-
Current	-	-
Deferred	$(323,944)	(168,888)
State and local		-
Current	-	-
Deferred	$(56,710)	(29,506)
Change in valuation allowance	$380,654	198,394
Income tax provision (benefit)	$-	$-

The reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the year ended December 31, 2012 and 2011 is as follows:

	December 31, 2012		December 31, 2011

Federal statutory rate	(34.0	) %	(34.0	) %
State tax benefit, net of federal tax	(5.9)		(5.9)
Non-deductible Stock based compensation	42.6		-
Change in fair value of derivative liability	(6.5)		14.3
Other permanent differences	(0.2)		1.7
Debt discount on convertible debt	0.3		13
Change in valuation allowance	3.7		11
Change in valuation allowance	-%		-%
Effective rate

14)           CREDIT RISK

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

15)           SUBSEQUENT EVENTS

In June 2013, the Company issued 25,000,000 shares of common voting shares in settlement of accounts payable of $25,000.

SIGNATURES

Pursuant to the requirements of §13 or §15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

All Grade Mining, Inc.

/s/ Gary Kouletas
By: Gary Kouletas, CEO

Dated:     21 June 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

All Grade Mining, Inc.

/s/ Gary Kouletas
By: Gary Kouletas, CEO

Dated:     21 June 2013