Form 10-Q
period 2013-03-31
ALL GRADE MINING, INC.
filed 2013-07-12
CIK 823544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                       March 31st, 2013

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                                                       ________________ to _______________

Commission File No. 033-17774-NY

ALL GRADE MINING, INC.
  (Exact name of registrant as specified in its charter)

Colorado	*
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

370 W. Pleasantview Ave., Suite 163, Hackensack, NJ 0760
(Address of principal executive office)

Registrant's telephone number, including area code: (201) 788-3785

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ YES☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES☑ NO

Indicate the number of the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of Date	Issued and Outstanding
31 March 2013	130,074,8571
30 June 2013	153,824,857

1 Not including 1,250,000 shares cancelled and not reflected opn the books of the transfer agent as of 31 March 2013, bringing the adjusted Issued and Outstanding to 128,824,857.

ALL GRADE MINING, INC. AND SUBSIDIARY
 (A Development Stage Company Commencing January 3, 2006)
 CONTENTS
		Page
PART I-	FINANCIAL INFORMATION	4

ITEM 1-	FINANCIAL STATEMENTS	5

	Condensed Consolidated Balance sheets as of March 31, 2013 (unaudited)	5

	Condensed Consolidated Statement of Operations for the three months ended March 31, 2013, and March 31, 2012 and for the period January 3, 2006 of the comment as a development stage company through March 31, 2013 (unaudited)	6

	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013, and December 31, 2012 and for the period January 3, 2006 of the comment as a development stage company through March 31, 2013 (unaudited)	7

	Notes to condensed consolidated financial statements (unaudited)	8

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4-	CONTROLS AND PROCEDURES	23

PART II-	OTHER INFORMATION	25

ITEM 1-	LEGAL PROCEEDINGS	25

ITEM 1A-	RISK FACTORS	25

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	25

ITEM 4-	MINE SAFETY DISCLOSURES	25

ITEM 5-	OTHER INFORMATION	26

ITEM 6-	EXHIBITS	26

SIGNATURES		27

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

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

ITEM 1                      Financial Statements

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Asset
Cash	$20,595	$359

PROPERTY AND EQUIPMENT - Net	306	306

OTHER ASSETS
Depository payment towards acquisition of iron ore mine	350,000	350,000
Prepaid Expenses	117,500	470,000
	467,500	820,000

Total Assets	$488,401	$820,665

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilites
Accounts Payable	$846,810	$762,111
Taxes payable	8,716	8,716
Accrued interest payable	101,471	82,685
Due to stockholders	6,000	6,000
Loans payable	291,000	311,000
Convertible debentures, net of debt discount of $81,900 and $0 as of March 31, 2013 and December 31, 2012	56,100	38,000
Derivative liability	299,659	209,100
Total Current Liabilites	1,609,756	1,417,612

Convertible debentures, net of debt discount of $439,700 and $467,200 as of March 31, 2013 and December 31, 2012, net of current portion	390,300	362,800

Total liabilities	2,000,056	1,780,412

Stockholders' Deficit (Note 8)
Convertible Preferred Stock Class A, no par value, 100,000 shares authorized at March 31, 2013 and December 31, 2012. Issued and outstanding 20,000 shares at March 31, 2013 and December 31, 2012.	46,000	46,000
Convertible Preferred Stock Class B, no par value, 400,000 shares authorized at March 31, 2013 and December 31, 2012. None issued and outstanding at March 31, 2013 and December 31, 2012.
Preferred Stock Class C, no par value, 50,000 shares authorized at March 31, 2013 and December 31, 2012. Issued and outstanding 20,000 shares at March 31, 2013 and December 31, 2012.	9,000	9,000
Common stock, par value $.001 per share; authorized 500,000,000 shares, issued and outstanding 128,824,857 and 128,824,857 shares at March 31, 2013 and December 31, 2012	128,825	128,825
Additional Paid in Capital	11,242,054	11,242,054
Deficit Accumulated During the Development Stage	(12,937,534)	(12,385,626)
Total Stockholders' Deficit	(1,511,655)	(959,747)
Total Liabilities and Stockholders' Deficit	$488,401	$820,665

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Period Ended		January 3, 2006 (date of commencement as a development stage company) though March 31, 2013
	March 31,	March 31,
	2013	2012

Net Sales	$-	$-	$7,500
Cost of Sales	-	-	3,135
Gross Profit (Loss)	-	-	4,365

Operating Expenses
Officers’ compensation	4,917	25,000	158,917
Mine related expenses	-	5,000	327,500
Consulting fees	427,500	17,500	2,746,921
General and administrative	61,026	57,796	644,428

Total Operating Expenses	493,443	105,296	3,877,766

Operating loss	(493,443)	(105,296)	(3,873,401)

Interest income	-	-	12
Other income	9	-	17,509
Change in fair value of derivative liability	85,575	1,027,100	1,120,208
Interest expense	(144,049)	(24,373)	(1,061,449)
Loss on debt conversion	-	-	(5,089,313)
Loss on negotiated debt settlement	-	-	(26,100)
Loss on deposit to acquire property	-	-	(4,025,000)

Total other income and (expenses)	(58,465)	1,002,727	(9,064,133)

Net loss	$(551,908)	$897,431	$(12,937,534)

Loss Per Common Share:
Basic	$(0.00)	$0.01

Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	128,824,857	85,058,759

Diluted	128,824,857	107,296,535

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Period Ended		January 3, 2006 (date of commencement as a development stage company) though March 31, 2013
	March 31,	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(551,908)	$897,431	$(12,937,534)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	-	22	9,260
Impairment of equipment	-	-	3,907
Issuance of stock for services	-	-	1,948,500
Amortization of debt discount	45,600	13,500	170,500
Change in fair value of derivative liability	(85,575)	(1,027,100)	(1,120,208)
Non-cash Interest Expense	76,134	-	770,667
Loss on debt conversion	-	-	5,089,313
Loss on deposit to acquire property	-	-	4,025,000

Changes in Assets and Liabilities
(Increase) Decrease in prepaid expenses	352,500	-	(117,500)
Increase in Accounts Payable	84,699	59,600	905,785
Increase in Accrued interest payable	18,786	2,000	124,371
Increase in Payroll taxes payable	-	10,872	8,716
NET CASH USED IN OPERATING ACTIVITES	(59,764)	(43,675)	(1,119,223)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(13,473)
Depository payment towards acquisition of iron ore mine	-	-	(350,000)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(363,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Proceeds (repayment) from advances	-	4,937	6,000
Cash Proceeds (repayment) from loans	(20,000)	5,198	303,900
Cash Proceeds, net of repayments, from issuance of convertible debentures	100,000	32,500	1,103,000
Issuance of common stock for cash	-	-	90,391
NET CASH PROVIDED BY FINANCING ACTIVITIES	80,000	42,635	1,503,291

(DECREASE) INCREASE IN CASH	20,236	(1,040)	20,595

CASH - BEGINNING OF PERIOD	359	1,040	-
CASH - END OF PERIOD	$20,595	$-	$20,595

Supplemental Disclosure:

Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Debt discount related to convertible debentures	$35,453	$32,100	$722,053
Issuance of shares for the settlement of debt	$-	$-	$255,757

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, these interim financial statements do not include all of the information and footnotes required for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K as filed with the SEC on July 8, 2013.

The results for the three month periods ended March 31, 2013, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

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

Liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Observable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2013
Embedded conversion feature – March 31, 2013	$-	$-	$299,659	$299,659

	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Observable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Embedded conversion feature – December 31, 2012	$-	$-	$209,100	$209,100

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the three month period ended March 31, 2013.

Embedded Conversion Feature

Balance - December 31, 2012	$209,100

Included in other income/expense	-
Change in fair value of derivative liability	(85,575)
Conversion	-
Included in liabilities	176,134
Included in stockholders' equity	-
Transfers in and/or out of Level 3	-

Balance - March 31, 2013	$299,659

5)           DEPOSITORY PAYMENT TOWARDS ACQUISITION OF IRON ORE MINE

On September 21, 2011, the Company entered into an agreement to acquire title to an iron ore mine in the Republic of Chile at an acquisition cost of $3,250,000 as of  March 31, 2013 and paid an initial deposit of $250,000 to the seller.  The agreement provides for the participation of the Republic of Chile in 15% of the mining profits.

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

As of March 31, 2013, the Company is not in compliance with the terms of this agreement due to non-payment of the amounts due on May 31, 2012, August 31, 2012 and February 28, 2013.  However, the seller has not issued the Company a formal notice of default.

6)           RELATED PARTY TRANSACTIONS

As of March 31, 2013, the Company’s President has advanced the Company $500.

During 2007, Martin Honig, a former Director and current stockholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital.  In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital.  The Company repaid $7,000 to Mr. Honig. In March 2012, Mr. Honig loaned the Company an additional $6,000.  In May 2012, Mr. Honig elected to convert his $6,000, 10.0% Loan into common stock of the Company.  In the conversion transaction, Mr Honig received 6,000,000 shares of common stock in exchange for the loan and no accrued interest, resulting in a balance of $ 6,000 due him as of March 31, 2013.

Marshal Shichtman, the Company’s securities counsel and a stockholder of 5,000,000 common shares has billed the Company $30,000 for legal services performed thru March 31, 2013. $207,000 is currently outstanding and reported in accounts payable in the accompanying financial statements.  The Company incurred legal fees for services provided by Marshal Shichtman in the amounts of $30,000 and $30,000 for the three month periods ended March 31, 2013 and 2012, respectively.

7)           CONVERTIBLE DEBENTURES

On January 24, 2013, the Company borrowed $100,000 from an unrelated party pursuant to convertible debenture agreements.  The debentures bear interest at 8.0% per annum and have a term of one year, maturing on January 24, 2014. The loan agreement provides for the right of the holder to convert the loan principal and interest into shares of common stock at a stated conversion price of the average of the three lowest daily trades in the previous 20 days with a 50% discount.

As of March 31, 2013 and 2012 convertible debentures consist of the following:
	March 31, 2013	December 31, 2012

Convertible Debentures	$968,000	$868,000
Less current portion	56,100	38,000
Less debt discount	521,600	467,200
Long term Convertible Debentures, net of current portion and debt discount	$390,300	$362,800

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

8)           LOANS PAYABLE:

Loans payable consist of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Loan payable to Louis Savaglio	$1,000	$1,000
Loan payable to unrelated parties	150,000	150,000
Loan payable to unrelated parties	140,000	160,000
Total	$291,000	$311,000

(a)
In 2006, the Company borrowed the sum of $16,000 from Louis Savaglio, an independent third party.  The loan is payable on demand and bears interest at the rate of 6.75% per annum. On November 30, 2009, the Company had repaid $5,000 with the issuance of 99,100 shares of common stock.  On July 14, 2011 Mr. Savaglio assigned $10,000 of his debt together with accrued interest of $3,156 to four entities unrelated to the Company.  Each new entity has a note for $3,289 carrying interest at 6%. Subsequently those four entities converted their loans into 13,462,000 shares of the Company’s common stock.  The balance due to Mr. Savaglio as of March 31, 2013 and December 31, 2012 was $1,000.

(b)
On September 15, 2011, the Company borrowed $150,000 from an unrelated third party. The loan was due on October 15, 2011 together with interest at a rate of 25% per annum.  As of March 31, 2013, the accumulated interest on this loan was $47,015.  The Company is not in compliance with the repayment terms of the loan as it was not repaid on its maturity date and is currently in technical default.

(c)
On November 15, 2011, the Company borrowed $50,000 from an unrelated third party.  The loan was due and payable upon the Company filing its Regulation D Offering with the SEC which occurred on August 1, 2011.  The note accrues interest at a rate of 4.0% per annum. As of March 31, 2013, the accumulated interest on this loan was $3,629; the Company is not in compliance with the repayment terms of the loan and is currently in technical default.

(d)
On June 30, 2012, July 24, 2012, September 25, 2012 and November 8, 2012. The Company borrowed $25,000, $50,000, $15,000 and $20,000 from an unrelated third party.  These notes accrue interest at a rate of 0% per annum. On February 7, 2013 the amount of $20,000 was repaid plus accrued interest of $3,529.

9)           COMMON STOCK

There were 500,000,000 shares of common stock authorized, with 128,824,857 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively. The par value for the common stock is $.001 per share.

There were no common stock transactions for the three months ended March 31, 2013.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.  As of March 31, 2013, the Company has not accrued any amounts for loss contingencies.

11)         SUBSEQUENT EVENTS

In June 2013, The Company issued 25,000,000 shares of common stock on settlement of accounts payable of $25,000.

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

The Company currently has one employee.

Liquidity and Capital Resources

We had $20,595 cash as of March 31, 2013 compared to $359 at December 31, 2012.  This net increase of $20,236 consisted of:

Proceeds from financing activities	$80,000
Cash used in investing activities	-
Cash used in operating activities	(59,764)

Net decrease	$20,236

We have incurred significant losses and negative cash flows from operations since our inception in April 2010.  We have an accumulated deficit of $12,937,534 and a working capital deficiency of $1,589,161 as of March 31, 2013.  These conditions raise substantial doubt about our ability to continue as a going concern.  We have historically financed our activities through the private placement of equity securities.  Through March 31, 2013, we have dedicated our financial resources to the planned mining activities and general and administrative expenses as described later in the section titled Results of Operations.

In September 2011, we entered into an agreement (as amended) to acquire title to an iron ore mine in the Republic of Chili for $3,250,000 and, as of March 31, 2013, has paid $350,000.  Under the terms of the amended agreement, we are required to remit the remaining balance of $2,900,000 in periodic payments now through August 2014 as follows:
Amount
May 31, 2012	$400,000
August 31, 2012	500,000
February 28, 2013	500,000
August 31, 2013	500,000
February 28, 2014	500,000
August 31, 2014	500,000

Total	$2,900,000

As of March 31, 2013, we are not in compliance with the terms of this agreement due to non-payment of the amounts due on May 31, 2012, August 31, 2012 and February 28, 2013.  However, the seller has not issued us a formal notice of default.

We plan to fund the acquisition of the mine as described above and our planned mining activities beyond March 31, 2013 primarily through the sale of debt and/or equity securities.  We cannot be certain that such funding will be available on acceptable terms or available at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the planned mining activities; b) Seek collaborators at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights and/or assets that we would otherwise seek to develop or commercialize ourselves.

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

Results of Operations - For the three months ended March 31, 2013 compared to the three months ended March 31, 2012; year over year:

Revenues

We have not generated revenues for the three months ended March 31, 2013 and 2012.

Mine Related Expenses

Mine related expenses were $0 and $5,000 for the three months ended March 31, 2013 and 2012, respectively.  This decrease of $5,000 was primarily due to permitting and other expenses related to the development of the Chilean iron mine.

Consulting Fees

Consulting fees were $427,500 and $17,500 for the three months ended March 31, 2013 and 2012, respectively.  This increase of $410,000 was primarily due to cash and stock issued to 3 consulting firms related to business advisory, strategic and communications services.

General and Administrative Expenses

General and administrative expenses were $61,026 and $57,796 for the three months ended March 31, 2013 and 2012, respectively.  This increase of $3,230 was primarily due to travel and transfer agent fees.

Change in Fair Value of Derivative Liability

The change in the fair value of the derivative liability was a benefit of $85,575 and $1,027,100 for the three months ended March 31, 2013 and 2012, respectively.  This change of $941,525 was primarily due to the drop in market prices of the stock and the lowering of the value due to possible conversion holders as a result of how derivative liabilities are valued.
Interest Expense

Interest expense was an expense of $114,049 and $24,373 for the three months ended March 31, 2013 and 2012, respectively.  This change of $119,676 was primarily due to interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note of which such increase is charged to interest expense and interest on increased borrowings incurred after the second quarter of 2011.

Net Income (Loss)

Net income (loss) was $(551,908) and $897,431 for the three months ended March 31, 2013 and 2012, respectively.  This decrease of $1,449,339 was attributable to the changes in the expense captions as described above and changes in fair value of derivative liability.

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

In Q1, our primary focus was on becoming current in the periodic reporting requirements. At the same time, determined the next developmental steps for La Crucita would to be locate an appropriate joint venture partner or institutional lender, and have had preliminary nonbinding discussions with the owners of La Crucita.

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

Our Chief Executive Officer who also functions as our Chief Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of March 31, 2013.  Based on such review and evaluation, our chief executive officer has concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of March 31, 2013.  In making this assessment, our management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of March 31, 2013:

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

 (b)           Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ending March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2                      Unregistered Sales of Equity Securities and Use of Proceeds

No conversions were made during the first quarter of 2013.
During the first quarter of 2013, $100,000 of convertible notes were sold, on 24 January 2013 with a conversion feature of a discount to market and a floor of $0.0175.  The use of proceeds were used for operating expenses, retirement of other debt, and getting the Company current in its reporting obligations.

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

July 3rd, 2013

All Grade Mining, Inc.

/s/ Gary Kouletas
Gary Kouletas, CEO