Form 10-Q/A
period 2013-03-31
ALL GRADE MINING, INC.
filed 2013-07-24
CIK 823544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

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

1 Not including 1,250,000 shares cancelled and not reflected upon the books of the transfer agent as of 31 March 2013, bringing the adjusted Issued and Outstanding to 128,824,857 as reflected in the accompanying financial statements.

ALL GRADE MINING, INC. AND SUBSIDIARY
 (A Development Stage Company Commencing January 3, 2006)
 CONTENTS
		Page
PART I-	FINANCIAL INFORMATION	4

ITEM 1-	FINANCIAL STATEMENTS	5

	Condensed Consolidated Balance sheets as of March 31, 2013 and December 31, 2012 (unaudited)	5

	Condensed Consolidated Statement of Operations for the three months ended March 31, 2013, and March 31, 2012 and for the period January 3, 2006 (date of commencement as a development stage company) through March 31, 2013 (unaudited)	6

	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013, and December 31, 2012 and for the period January 3, 2006 (date of commencement as a development stage company) through March 31, 2013 (unaudited)	7

	Notes to condensed consolidated financial statements (unaudited)	8

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4-	CONTROLS AND PROCEDURES	23

PART II-	OTHER INFORMATION	25

ITEM 1-	LEGAL PROCEEDINGS	25

ITEM 1A-	RISK FACTORS	25

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	25

ITEM 4-	MINE SAFETY DISCLOSURES	25

ITEM 5-	OTHER INFORMATION	26

ITEM 6-	EXHIBITS	26

SIGNATURES		27

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

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

In September 2011, we entered into an agreement (as amended) to acquire title to an iron ore mine in the Republic of Chili for $3,250,000 and, as of March 31, 2013, have paid $350,000.  Under the terms of the amended agreement, we are required to remit the remaining balance of $2,900,000 in periodic payments now through August 2014 as follows:
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

Results of Operations - For the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

Revenues

We have not generated revenues for the three months ended March 31, 2013 and 2012.

Mine Related Expenses

Mine related expenses were $0 and $5,000 for the three months ended March 31, 2013 and 2012, respectively.  This decrease of $5,000 was primarily due to permitting and other expenses related to the development of the Chilean iron mine incurred during 2012.

Consulting Fees

Consulting fees were $427,500 and $17,500 for the three months ended March 31, 2013 and 2012, respectively.  This increase of $410,000 was primarily due to cash and stock issued to 3 consulting firms related to business advisory, strategic and communications services in 2012 which are being amortized over the life of the agreement.

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

Interest Expense

Interest expense was an expense of $144,049 and $24,373 for the three months ended March 31, 2013 and 2012, respectively.  This change of $119,676 was primarily due to interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note of which such increase is charged to interest expense and interest on increased borrowings incurred after the second quarter of 2012.

Net Income (Loss)

Net income (loss) was $(551,908) and $897,431 for the three months ended March 31, 2013 and 2012, respectively.  This decrease in net income of $1,449,339 was attributable to the changes in the expense captions as described above and changes in fair value of derivative liability.

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

July 24th, 2013

All Grade Mining, Inc.

/s/ Gary Kouletas
Gary Kouletas, CEO