Form 10-K/A
period 2012-12-31
ALL GRADE MINING, INC.
filed 2013-07-29
CIK 823544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

None

1 Not including 11,947,766 shares issued, and 1,250,000 shares cancelled and not yet reflected on the transfer agent’s statements

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to All Grade Mining, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2012, filed with the Securities and Exchange Commission on July 8, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 15. Exhibits, Financial Statements Schedules

Exhibit	Description
31	Certification of Chief Executive Officer
32	Certification of Chief Financial Officer
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Labels Linkbase Document
101 LAB	XBRL Taxonomy Presentation Linkbase Document
101 PRE	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of §13 or §15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

All Grade Mining, Inc.

/s/ Gary Kouletas
By: Gary Kouletas, CEO

Dated:     29 July 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

All Grade Mining, Inc.

/s/ Gary Kouletas
By: Gary Kouletas, CEO

Dated:     29 July 2013

41