Form 10-Q/A
period 2013-03-31
ALL GRADE MINING, INC.
filed 2013-07-29
CIK 823544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to All Grade Mining, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on July 12, 2013 and subsequently amended on July 24, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Item 6                      Exhibits

(a)           Exhibits and Reports on Form 8-K

Exhibit	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act
32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Documen
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

(b)           Reports on Form 8-K during Quarter

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 9134, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 29th, 2013

All Grade Mining, Inc.

/s/ Gary Kouletas
Gary Kouletas, CEO