Form 10-Q/A
period 2012-03-31
ALL GRADE MINING, INC.
filed 2013-08-05
CIK 823544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                       March 31st, 2012

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

[Missing Graphic Reference]

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

85,058,759 shares of Common Shares, Par value $0.001 per share, were outstanding as of March 31, 2012

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to All Grade Mining, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 21, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

August 5th, 2013

All Grade Mining, Inc.

/s/Gary Kouletas
Gary Kouletas, CEO