Form 10-Q
period 2013-06-30
ALL GRADE MINING, INC.
filed 2013-08-14
CIK 823544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:        June 30th, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ YES    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES     ☑    NO

Indicate the number of the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of Date	Outstanding
30 June 2013	153,824,857
29 July 2013	239,990,626

ALL GRADE MINING, INC. AND SUBSIDIARY
 (A Development Stage Company Commencing January 3, 2006)
 CONTENTS

		Page

PART I-	FINANCIAL INFORMATION	3

ITEM 1-	FINANCIAL STATEMENTS	4

	Condensed Consolidated Balance sheets as of June 30, 2013 and December 31, 2012 (unaudited)	4

	Condensed Consolidated Statement of Operations for the six and three months ended June 30, 2013, and June 30, 2012 and for the period January 3, 2006 (date of commencement as a development stage company) through June 30, 2013 (unaudited)	5

	Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013, and December 31, 2012 and for the period January 3, 2006 (date of commencement as a development stage company) through June 30, 2013 (unaudited)	6

	Notes to condensed consolidated financial statements (unaudited)	7

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4-	CONTROLS AND PROCEDURES	23

PART II-	OTHER INFORMATION	25

ITEM 1-	LEGAL PROCEEDINGS	25

ITEM 1A-	RISK FACTORS	25

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	26

ITEM 4-	MINE SAFETY DISCLOSURES	26

ITEM 5-	OTHER INFORMATION	26

ITEM 6-	EXHIBITS	26

SIGNATURES		27

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

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Asset
Cash	$486	$359

PROPERTY AND EQUIPMENT - Net	306	306

OTHER ASSETS
Depository payment towards acquisition of iron ore mine	350,000	350,000
Prepaid Expenses	-	470,000
	350,000	820,000

Total Assets	$350,792	$820,665

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilites
Accounts Payable	$936,310	$762,111
Taxes payable	8,716	8,716
Accrued interest payable	124,927	82,685
Due to stockholders	6,000	6,000
Loans payable	291,000	311,000
Convertible debentures, net of debt discount of $57,000 and $0 as of June 30, 2013 and December 31, 2012	81,000	38,000
Derivative liability	1,922,822	209,100
Total Current Liabilites	3,370,775	1,417,612

Convertible debentures, net of debt discount of $451,700 and $467,200 as of June 30, 2013 and December 31, 2012, net of current portion	423,300	362,800

Total liabilities	3,794,075	1,780,412

Stockholders' Deficit (Note 8)
Convertible Preferred Stock Class A, no par value, 100,000 shares authorized at June 30, 2013 and December 31, 2012. Issued and outstanding 20,000 shares at June 30, 2013 and December 31, 2012.	46,000	46,000
Convertible Preferred Stock Class B, no par value, 400,000 shares authorized at June 30, 2013 and December 31, 2012. None issued and outstanding at June 30, 2013 and December 31, 2012.
Preferred Stock Class C, no par value, 50,000 shares authorized at June 30, 2013 and December 31, 2012. Issued and outstanding 20,000 shares at June 30, 2013 and December 31, 2012.	9,000	9,000
Common stock, par value $.001 per share; authorized 500,000,000 shares, issued and outstanding 161,824,857 and 128,824,857 shares at June 30, 2013 and December 31, 2012	161,825	128,825
Additional Paid in Capital	11,431,554	11,242,054
Deficit Accumulated During the Development Stage	(15,091,662)	(12,385,626)
Total Stockholders' Deficit	(3,443,283)	(959,747)
Total Liabilities and Stockholders' Deficit	$350,792	$820,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended		January 3, 2006 (date of commencement as a development stage company) though June 30, 2013
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$-	$-	$-	$-	$7,500
Cost of Sales	-	-	-	-	3,135
Gross Profit (Loss)	-	-	-	-	4,365

Operating Expenses
Officers’ compensation	8,669	25,000	3,752	-	162,669
Mine related expenses	32,600	382,500	32,600	377,500	360,100
Consulting fees	652,500	877,942	225,000	817,942	2,971,921
General and administrative	294,285	58,609	233,259	43,313	877,687

Total Operating Expenses	988,054	1,344,051	494,611	1,238,755	4,372,377

Operating loss	(988,054)	(1,344,051)	(494,611)	(1,238,755)	(4,368,012)

Interest income	11	-	2	-	14
Other income		-		-	17,509
Change in fair value of derivative liability	(1,379,184)	1,473,200	(1,464,759)	446,100	(344,551)
Interest expense	(338,809)	(209,009)	(194,760)	(184,636)	(1,256,209)
Loss on debt conversion	-	(4,730,000)	-	(4,730,000)	(5,089,313)
Loss on negotiated debt settlement	-	-	-	-	(26,100)
Loss on deposit to acquire property	-	-	-	-	(4,025,000)

Total other income and (expenses)	(1,717,982)	(3,465,809)	(1,659,517)	(4,468,536)	(10,723,650)

Net loss	$(2,706,036)	$(4,809,860)	$(2,154,128)	(5,707,291)	$(15,091,662)

Loss Per Common Share:
Basic and Diluted	$(0.02)	$(0.06)	(0.02)	(0.06)

Weighted average number of common shares outstanding:
Basic and Diluted	130,874,581	87,274,528	132,901,780	89,490,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			January 3, 2006 (date of commencement as a development stage company) though June 30, 2013
	Six Months Ended
	June 30,	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,706,036)	$(4,809,860)	$(15,091,662)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	-	44	9,260
Impairment of equipment	-	-	3,907
Issuance of stock for services	-	282,500	1,948,500
Amortization of debt discount	103,500	43,400	228,400
Change in fair value of derivative liability	1,379,184	(1,473,200)	344,551
Non-cash Interest Expense	189,538	-	884,071
Issuance of stock for mine costs	-	377,500	-
Loss on debt conversion	189,500	4,730,000	5,278,813
Loss on deposit to acquire property	-	-	4,025,000

Changes in Assets and Liabilities
(Increase) Decrease in prepaid expenses	470,000	(27,800)	-
Increase in Accounts Payable	207,199	398,084	1,028,285
Increase in Accrued interest payable	42,242	25,425	147,827
Increase in Payroll taxes payable	-	-	8,716
NET CASH USED IN OPERATING ACTIVITES	(124,873)	(453,907)	(1,184,332)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(13,473)
Depository payment towards acquisition of iron ore mine	-	(100,000)	(350,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(100,000)	(363,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Proceeds (repayment) from advances	-	(802)	6,000
Cash Proceeds (repayment) from loans	(20,000)	21,000	303,900
Cash Proceeds, net of repayments, from issuance of convertible debentures	145,000	532,683	1,148,000
Issuance of common stock for cash	-	-	90,391
NET CASH PROVIDED BY FINANCING ACTIVITIES	125,000	552,881	1,548,291

(DECREASE) INCREASE IN CASH	127	(1,026)	486

CASH - BEGINNING OF PERIOD	359	1,040	-
CASH - END OF PERIOD	$486	$14	$486

Supplemental Disclosure:

Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Debt discount related to convertible debentures	$145,000	$382,100	$831,600
Issuance of common stock for the settlement of debt	$33,000	$226,383	$288,757

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

The results for the six month periods ended June 30, 2013, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

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

Liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Observable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2013
Embedded conversion feature – June 30, 2013	$-	$-	$1,922,822	$1,922,822

	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Observable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2013
Embedded conversion feature – December 31, 2012	$-	$-	$209,100	$209,100

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the six month period ended June 30, 2013.

Embedded Conversion Feature

Balance - December 31, 2012	$209,100

Included in other income/expense	-
Change in fair value of derivative liability	1,379,184
Conversion	-
Included in liabilities	334,538
Included in stockholders' equity	-
Transfers in and/or out of Level 3	-

Balance - June 30, 2013	$1,922,822

5)           DEPOSITORY PAYMENT TOWARDS ACQUISITION OF IRON ORE MINE

On September 21, 2011, the Company entered into an agreement to acquire title to an iron ore mine in the Republic of Chile at an acquisition cost of $3,250,000 as of  June 30, 2013 and paid an initial deposit of $250,000 to the seller.  The agreement provides for the participation of the Republic of Chile in 15% of the mining profits.

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

As of June 30, 2013, the Company is not in compliance with the terms of this agreement due to non-payment of the amounts due on May 31, 2012, August 31, 2012 and February 28, 2013.  However, the seller has not issued the Company a formal notice of default.

6)           RELATED PARTY TRANSACTIONS

During 2007, Martin Honig, a former Director and current stockholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital.  In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital.  The Company repaid $7,000 to Mr. Honig. In March 2012, Mr. Honig loaned the Company an additional $6,000.  In May 2012, Mr. Honig elected to convert his $6,000, 10.0% Loan into common stock of the Company.  In the conversion transaction, Mr Honig received 6,000,000 shares of common stock in exchange for the loan and no accrued interest, resulting in a balance of $ 6,000 due him as of June 30, 2013.

Marshal Shichtman, the Company’s securities counsel and a stockholder of 13,000,000 common shares has billed the Company $60,000 for legal services performed thru June 30, 2013. Marshal Shichtman received 8,000,000 shares of common stock for payment valued at $8,000 applied against account payable.  $229,000 is currently outstanding and reported in accounts payable in the accompanying financial statements.  The Company incurred legal fees for services provided by Marshal Shichtman in the amounts of $60,000 and $60,000 for the six month periods ended June 30, 2013 and 2012, respectively.

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

On April 22, 2012 the Company borrowed $15,000 from a unrelated party pursuant to convertible debenture agreement. The debentures bear interest at 6% per annum and have a term of one and a quarter years, maturing on August 31, 2014. The debentures are convertible into common stock at $0.25 per share.

On May 24, 2013, the Company borrowed $30,000 from an unrelated party pursuant to convertible debenture agreements.  The debentures bear interest at 10% per annum and have a term of one year, maturing on May 24, 2014. The loan agreement provides for the right of the holder to convert the loan principal and interest into shares of common stock at a stated conversion price of the average of the three lowest daily trades in the previous 20 days with a 50% discount.

As of June 30, 2013 and December 31, 2012 convertible debentures consist of the following:

	June 30, 2013	December 31, 2012

Convertible Debentures	$1,013,000	$868,000
Less current portion	81,000	38,000
Less debt discount	508,700	467,200
Long term Convertible Debentures, net of current portion and debt discount	$423,300	$362,800

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

8)           LOANS PAYABLE:

Loans payable consist of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Loan payable to Louis Savaglio	$1,000	$1,000
Loan payable to unrelated parties	150,000	150,000
Loan payable to unrelated parties	140,000	160,000
Total	$291,000	$311,000

(a)
In 2006, the Company borrowed the sum of $16,000 from Louis Savaglio, an independent third party.  The loan is payable on demand and bears interest at the rate of 6.75% per annum. On November 30, 2009, the Company had repaid $5,000 with the issuance of 99,100 shares of common stock.  On July 14, 2011 Mr. Savaglio assigned $10,000 of his debt together with accrued interest of $3,156 to four entities unrelated to the Company.  Each new entity has a note for $3,289 carrying interest at 6%. Subsequently those four entities converted their loans into 13,462,000 shares of the Company’s common stock.  The balance due to Mr. Savaglio as of June 30, 2013 and December 31, 2012 was $1,000.

(b)
On September 15, 2011, the Company borrowed $150,000 from an unrelated third party. The loan was due on October 15, 2011 together with interest at a rate of 25% per annum.  As of June 30, 2013, the accumulated interest on this loan was $47,015.  The Company is not in compliance with the repayment terms of the loan as it was not repaid on its maturity date and is currently in technical default.

(c)
On November 15, 2011, the Company borrowed $50,000 from an unrelated third party.  The loan was due and payable upon the Company filing its Regulation D Offering with the SEC which occurred on August 1, 2011.  The note accrues interest at a rate of 4.0% per annum. As of June 30, 2013, the accumulated interest on this loan was $4,405; the Company is not in compliance with the repayment terms of the loan and is currently in technical default.

(d)
On June 30, 2012, July 24, 2012, September 25, 2012 and November 8, 2012. The Company borrowed $25,000, $50,000 and $15,000 from an unrelated third party.  These notes accrue interest at a rate of 0% per annum.

9)           COMMON STOCK

There were 500,000,000 shares of common stock authorized, with 161,824,857 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively. The par value for the common stock is $.001 per share.

There were common stock transactions for the six months ended June 30, 2013.

In June 2013, The Company issued 33,000,000 shares of common stock on settlement of accounts payable of $33,000. The fair market value of the shares at the date of issuance aggregated $222,500, the excess of the fair value over the amount of the payable amounted to $189,500 and has been charged to operations during the six and three months ended June 30, 2013 and is included in General and administrative expenses on the accompanying consolidated statement of operations.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.  As of June 30, 2013, the Company has not accrued any amounts for loss contingencies.

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

The Company currently has one employee.

Liquidity and Capital Resources

We had $486 cash as of June 30, 2013 compared to $359 at December 31, 2012.  This net increase of $127 consisted of:

Proceeds from financing activities	$125,000
Cash used in investing activities	-
Cash used in operating activities	(124,873)

Net decrease	$127

We have incurred significant losses and negative cash flows from operations since our inception in April 2010.  We have an accumulated deficit of $15,091,662 and a working capital deficiency of $3,370,469 as of June 30, 2013.  These conditions raise substantial doubt about our ability to continue as a going concern.  We have historically financed our activities through the private placement of equity securities.  Through June 30, 2013, we have dedicated our financial resources to the planned mining activities and general and administrative expenses as described later in the section titled Results of Operations.

In September 2011, we entered into an agreement (as amended) to acquire title to an iron ore mine in the Republic of Chili for $3,250,000 and, as of June 30, 2013, have paid $350,000.  Under the terms of the amended agreement, we are required to remit the remaining balance of $2,900,000 in periodic payments now through August 2014 as follows:

May 31, 2012	$400,000
August 31, 2012	500,000
February 28, 2013	500,000
August 31, 2013	500,000
February 28, 2014	500,000
August 31, 2014	500,000

Total	$2,900,000

As of June 30, 2013, we are not in compliance with the terms of this agreement due to non-payment of the amounts due on May 31, 2012, August 31, 2012 and February 28, 2013.  However, the seller has not issued us a formal notice of default.

We plan to fund the acquisition of the mine as described above and our planned mining activities beyond June 30, 2013 primarily through the sale of debt and/or equity securities.  We cannot be certain that such funding will be available on acceptable terms or available at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the planned mining activities; b) Seek collaborators at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights and/or assets that we would otherwise seek to develop or commercialize ourselves.

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

Results of Operations - For the three months ended June 30, 2013 compared to the three months ended June 3, 2013;

Revenues

We have not generated revenues for the three months ended June 30, 2013 and 2012.

Mine Related Expenses

Mine related expenses were $32,600 and $377,500 for the three months ended June 30, 2013 and 2012, respectively.  This decrease of $344,900 was primarily due to The Company getting current on their financial reporting.

Consulting Fees

Consulting fees were $225,000 and $817,942 for the three months ended June 30, 2013 and 2012, respectively.  This decrease of $592,942 was primarily due to cash and stock issued to 3 consulting firms related to business advisory, strategic and communications services in 2012 which are being amortized over the life of the agreement.

General and Administrative Expenses

General and administrative expenses were $233,259 and $43,313 for the three months ended June 30, 2013 and 2012, respectively.  This increase of $189,946 was primarily due to the conversion expense of accounts payable.

Change in Fair Value of Derivative Liability

The change in the fair value of the derivative liability was a deficit of ($1,464,759) and $446,100 for the three months ended June 30, 2013 and 2012, respectively.  This change of $1,910,859 was primarily due to the drop in market prices of the stock and the lowering of the value due to possible conversion holders as a result of how derivative liabilities are valued.

Interest Expense

Interest expense was $194,760 and $184,636 for the three months ended June 30, 2013 and 2012, respectively.  This change of $10,124 was primarily due to interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note of which such increase is charged to interest expense and interest on increased borrowings incurred after the second quarter of 2012.

Net Income (Loss)

Net loss was $2,154,128 and $5,707,291 for the three months ended June 30, 2013 and 2012, respectively.  This decrease in net income of $3,553,163 was attributable to the changes in the expense captions as described above and changes in fair value of derivative liability.

Results of Operations - For the six months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenues

We have not generated revenues for the six months ended June 30, 2013 and 2012.

Mine Related Expenses

Mine related expenses were $32,600 and $382,500 for the six months ended June 30, and 2012, respectively. This decrease of $349,900 was primarily due to The Company getting current on their financial reporting.

Consulting Fees

Consulting fees were $652,500 and $877,942 for the six months ended June 30, 2013 and 2012, respectively. This decrease of $225,442 was primarily due to cash and stock issued to 3 consulting firms related to business advisory, strategic and communications services in 2012 which are being amortized over the life of the agreement.

General and Administrative Expenses

General and administrative expenses were $294,285 and $58,609 for the six months ended June 30, 2013 and 2012, respectively. This increase of $235,676 was primarily due to the excess of fair value of the actual accounts payable and professional services.

Change in Fair Value of Derivative Liability

The change in the fair value of the derivative liability was a deficit of ($1,379,184) and of $1,473,200 for the six months ended June 30, 2013 and 2012, respectively. This decrease of ($2,852,384) was primarily due to the drop in market prices of the stock and the lowering of the value due to possible conversion holders as a result of how derivative liabilities are valued.

Interest Expense

Interest expense was an expense of $338,809 and $209,009 for the six months ended June 30, 2013 and 2012, respectively. This change of $129,800 was primarily due to interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note of which such increase is charged to interest expense and interest on increased borrowings incurred after the second quarter of 2011.

In June 12, 2013, the company issued 33,000,000 shares of common stock valued at $222,500 for settlement of accounts payable of $33,000 and a loss on conversion of accounts payable of $189,500.

Net Loss

Net loss was $2,706,036 and $4,809,860 for the six months ended June 30, 2013 and 2012, respectively. This decrease of $2,103,824 was attributable to the changes in the expense captions as described above.

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

In Q2, the Company began negotiations and preliminary steps, through Foreign Commerce Consultative, Inc., the Company’s independent contractors in Chile, to sign a five year purchase option for La Plateada for $5,000,000, and 15% royalty  to the current ownership in years two through five. The La Plateada site is expected to produce copper oxides. This contemplated negotiation is not finalized and is subject to material revisions and possible cancelation.
The Company has entered into the structuring phase of the La Crucita project.

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

Our Chief Executive Officer who also functions as our Chief Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of June 30, 2013.  Based on such review and evaluation, our chief executive officer has concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of June, 2013.  In making this assessment, our management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of June 30, 2013:

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

 (b)                              Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ending June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date	Amount, shares	Notable Features
June 12, 2013	12,000,000	Satisfaction of debt
June 20, 2013	13,000,000	Satisfaction of debt

Subsequent Issuances
July 1, 2013	8,000,000	Satisfaction of debt

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

Item 5                        Other Information

On 24 July 2013, All Grade Mining, Inc. upwardly modified its authorized shares to 1,000,000,000 from 499,450,000.

Item 6                        Exhibits

(a)                                Exhibits and Reports on Form 8-K

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(b)           Reports on Form 8-K during Quarter

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 9134, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6th, 2013

All Grade Mining, Inc.

/s/ Gary Kouletas
Gary Kouletas, CEO