Form 10-Q
period 2013-09-30
ALL GRADE MINING, INC.
filed 2013-11-19
CIK 823544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30th, 2013

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
(Address of principal executive office)

Registrant's telephone number: (201) 788-3785

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO

Indicate the number of the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of Date	Outstanding	Split Adjusted
30 September 2013	3,081,452,913	6,162,906
6 November 2013	7,734,011	7,734,011

PLEASE TAKE NOTE – ALL GRADE MINING, INC. UNDERWENT A REVERSE SPLIT OF 500:1 WHICH WENT EFFECTIVE ON FRIDAY, 1 NOVEMBER 2013.

ALL GRADE MINING, INC. AND SUBSIDIARY
 (A Development Stage Company Commencing January 3, 2006)

 CONTENTS

		Page

PART I-	FINANCIAL INFORMATION	3

ITEM 1-	FINANCIAL STATEMENTS	4

	Condensed Consolidated Balance sheets as of September 30, 2013 and December 31, 2012 (unaudited)	4

	Condensed Consolidated Statement of Operations for the nine and nine months ended September 30, 2013, and September 30, 2012 and for the period January 3, 2006 (date of commencement as a development stage company) through September 30, 2013 (unaudited)	5

	Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013, and December 31, 2012 and for the period January 3, 2006 (date of commencement as a development stage company) through September 30, 2013 (unaudited)	6

	Notes to condensed consolidated financial statements (unaudited)	7

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4-	CONTROLS AND PROCEDURES	25

PART II-	OTHER INFORMATION	27

ITEM 1-	LEGAL PROCEEDINGS	27

ITEM 1A-	RISK FACTORS	27

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	28

ITEM 4-	MINE SAFETY DISCLOSURES	29

ITEM 5-	OTHER INFORMATION	29

ITEM 6-	EXHIBITS	29

SIGNATURES		30

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

ITEM 1                      Financial Statements

Balance Sheet

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current Asset
Cash	$676	$359

PROPERTY AND EQUIPMENT - Net	306	306

OTHER ASSETS
Depository payment towards acquisition of iron ore mine	350,000	350,000
Deposit on acquistion	159,000	-
Prepaid Expenses	-	470,000
	509,000	820,000

Total Assets	$509,982	$820,665

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilites
Accounts Payable	$880,944	$762,111
Taxes payable	8,716	8,716
Accrued interest payable	122,177	82,685
Due to stockholders	-	6,000
Loans payable	329,660	311,000
Convertible debentures, net of debt discount of $8,700 and $0 as of September 30, 2013 and December 31, 2012	129,300	38,000
Derivative liability	525,233	209,100
Total Current Liabilites	1,996,030	1,417,612

Convertible debentures, net of debt discount of $483,500 and $291,300 as of September 30, 2013 and December 31, 2012, net of current portion	510,810	362,800

Total liabilities	2,506,840	1,780,412

Stockholders' Deficit (Note 8)
Convertible Preferred Stock Class A, no par value, 100,000 shares authorized at September 30, 2013 and December 31, 2012. Issued and outstanding 20,000 shares at September 30, 2013 and December 31, 2012.	46,000	46,000
Convertible Preferred Stock Class B, no par value, 400,000 shares authorized at September 30, 2013 and December 31, 2012. None issued and outstanding at September 30, 2013 and December 31, 2012.
Preferred Stock Class C, no par value, 50,000 shares authorized at September 30, 2013 and December 31, 2012. Issued and outstanding 20,000 shares at September 30, 2013 and December 31, 2012.	9,000	9,000
Common stock, par value $.001 per share; authorized 5,000,000,000 shares, issued and outstanding 3,081,452,913 and 128,824,857 shares at September 30, 2013 and December 31, 2012	3,081,453	128,825
Additional Paid in Capital	9,162,711	11,242,054
Deficit Accumulated During the Development Stage	(14,296,022)	(12,385,626)
Total Stockholders' Deficit	(1,996,858)	(959,747)
Total Liabilities and Stockholders' Deficit	$509,982	$820,665

Statement of Operations

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended		January 3, 2006 (date of commencement as a development stage company) though September 30, 2013
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$-	$-	$-	$-	$7,500
Cost of Sales	-	-	-	-	3,135
Gross Profit (Loss)	-	-	-	-	4,365

Operating Expenses
Officers’ compensation	11,598	34,000	2,930	9,000	165,599
Mine related expenses	37,600	437,500	5,000	55,000	365,100
Consulting fees	840,250	1,731,421	187,750	853,478	3,159,671
General and administrative	638,572	103,777	344,286	45,168	1,221,973

Total Operating Expenses	1,528,020	2,306,698	539,966	962,646	4,912,343

Operating loss	(1,528,020)	(2,306,698)	(539,966)	(962,646)	(4,907,978)

Interest income	11	-	-	-	14
Other income	0	-		-	17,509
Change in fair value of derivative liability	10,372	1,694,315	1,389,556	221,115	1,045,005
Interest expense	(392,759)	(266,121)	(53,950)	(57,112)	(1,310,159)
Loss on debt conversion	-	(4,730,000)	-	-	(5,089,313)
Loss on negotiated debt settlement	-	-	-	-	(26,100)
Loss on deposit to acquire property	-	-	-	-	(4,025,000)

Total other income and (expenses)	(382,376)	(3,301,806)	1,335,606	164,003	(9,388,044)

Net loss	$(1,910,396)	$(5,608,504)	$795,640	(798,643)	$(14,296,022)

Loss Per Common Share:
Basic and Diluted	$(0.01)	$(0.06)	0.00	(0.01)

Weighted average number of common shares outstanding:
Basic and Diluted	368,588,111	96,059,330	836,263,644	109,764,960

Statement of Cash Flows

ALL GRADE MINING, INC.
(A Development Stage Company Commencing January 3, 2006)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended		January 3, 2006 (date of commencement as a development stage company) though September 30, 2013
	September 30,	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,910,396)	$(5,608,504)	$(14,296,022)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	-	44	9,260
Impairment of equipment	-	-	3,907
Issuance of stock for services	74,250	992,300	2,022,750
Amortization of debt discount	142,053	54,400	266,953
Change in fair value of derivative liability	(10,372)	(1,694,315)	(1,045,005)
Non-cash Interest Expense (Income)	189,538	159,298	884,071
Issuance of stock for mine costs	-	377,500	-
Loss on debt conversion	465,843	4,730,000	5,555,156
Loss on deposit to acquire property	-	-	4,025,000

Changes in Assets and Liabilities
(Increase) Decrease in prepaid expenses	470,000	(300)	-
Increase in Accounts Payable	243,991	458,931	1,065,077
Increase in Accrued interest payable	57,660	45,322	163,245
Increase in Payroll taxes payable	-	-	8,716
NET CASH USED IN OPERATING ACTIVITES	(277,433)	(485,324)	(1,336,892)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(13,473)
Depository payment towards acquisition of iron ore mine	-	(100,000)	(350,000)
Depository payment towards acquisition	(159,000)		(159,000)
NET CASH USED IN INVESTING ACTIVITIES	(159,000)	(100,000)	(522,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Proceeds (repayment) from advances	-	(1,302)	6,000
Cash Proceeds from loans	55,000	86,000	378,900
Cash Proceeds, net of repayments, from issuance of convertible debentures	381,750	499,600	1,384,750
Issuance of common stock for cash	-	-	90,391
NET CASH PROVIDED BY FINANCING ACTIVITIES	436,750	584,298	1,860,041

(DECREASE) INCREASE IN CASH	317	(1,026)	676

CASH - BEGINNING OF PERIOD	359	1,040	-
CASH - END OF PERIOD	$676	$14	$676

Supplemental Disclosure:

Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Debt discount related to convertible debentures	$381,750	$443,600	$1,068,350
Issuance of common stock for the settlement of debt	$2,751,565	$226,383	$3,007,322

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

The results for the nine month periods ended September 30, 2013, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

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

Recent Accounting Pronouncements

The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of September 30, 2013 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the periods reported upon, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

Liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Observable Inputs	Balance at September 30,
	(Level 1)	(Level 2)	(Level 3)	2013

Embedded conversion feature – September 30, 2013	$--	$-	$525,233	$525,233

	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Observable Inputs	Balance at September 30,
	(Level 1)	(Level 2)	(Level 3)	2012

Embedded conversion feature – September 30, 2012	$--	$-	$209,100	$209,100

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine month period ended September 30, 2013.

Embedded Conversion Feature

Balance - December 31, 2012	$209,100

Included in other income/expense	-
Change in fair value of derivative liability	(10,372)
Conversion	(19,032)
Included in liabilities	345,537
Included in stockholders' equity	-
Transfers in and/or out of Level 3	-

Balance - September 30, 2013	$525,233

5)           DEPOSITORY PAYMENT TOWARDS ACQUISITION OF IRON ORE MINE

On September 21, 2011, the Company entered into an agreement to acquire title to an iron ore mine in the Republic of Chile at an acquisition cost of $3,250,000 as of  September 30, 2013 and paid an initial deposit of $250,000 to the seller.  The agreement provides for the participation of the Republic of Chile in 15% of the mining profits.

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

As of September 30, 2013, the Company is not in compliance with the terms of this agreement due to non-payment of the amounts due on May 31, 2012, August 31, 2012 and February 28, 2013.  However, the seller has not issued the Company a formal notice of default.

6)           RELATED PARTY TRANSACTIONS

During 2007, Martin Honig, a former Director and current stockholder of the Company loaned the Company $8,000 on a non-interest bearing basis in order to provide the Company with working capital.  In July 2008 this same individual loaned the Company an additional $5,000 to be used for working capital.  The Company repaid $7,000 to Mr. Honig. In March 2012, Mr. Honig loaned the Company an additional $6,000.  In May 2012, Mr. Honig elected to convert his $6,000, 10.0% Loan into common stock of the Company.  In the conversion transaction, Mr Honig received 6,000,000 shares of common stock in exchange for the loan and no accrued interest, resulting in a balance of $ 6,000 due him as of June 30, 2013. In July 2013, Mr. Honig elected to convert his $6,000, 10.0% Loan into common stock of the Company. In the conversion transaction, Mr Honig received 14,845,000 shares of common stock in exchange for the loan, Accounts payable of $13,700 and $1,935 accrued interest, resulting in a balance of $ -0- due him as of September 30, 2013.
Marshal Shichtman, the Company’s securities counsel and a stockholder of 13,000,000 common shares has billed the Company $90,000 for legal services performed thru September 30, 2013. Marshal Shichtman received 8,000,000 shares of common stock for payment valued at $8,000 applied against account payable and received $17,000 for the period ended September 30, 2013.  $242,000 is currently outstanding and reported in accounts payable in the accompanying financial statements.  The Company incurred legal fees for services provided by Marshal Shichtman in the amounts of $90,000 and $90,000 for the nine month periods ended September 30, 2013 and 2012, respectively.

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

On April 22, 2013 the Company borrowed $15,000 from an unrelated party pursuant to convertible debenture agreement. The debentures bear interest at 6% per annum and have a term of one and a quarter years, maturing on August 31, 2014. The debentures are convertible into common stock at $0.25 per share.

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

On July 19, 2013, the Company borrowed $40,000 from an unrelated party pursuant to convertible debenture agreements.  The debentures bear interest at 10% per annum and have a term of one year, maturing on July 19, 2014. The loan agreement provides for the right of the holder to convert the loan principal and interest into shares of common stock at a stated conversion price of the average of the three lowest daily trades in the previous 20 days with a 50% discount.

On July 31, 2013, the Company borrowed $53,000 from an unrelated party pursuant to convertible debenture agreements.  The debentures bear interest at 8% per annum and have a term of nine months, maturing on April 24, 2014. The loan agreement provides for the right of the holder to convert the loan principal and interest into shares of common stock at a stated conversion price of the average of the two lowest daily trades in the previous 20 days with a 49% discount.

On August 8, 2013 the Company borrowed $19,000 from a unrelated party pursuant to convertible debenture agreement. The debentures bear interest at 6% per annum and have a term of one year, maturing on August 8, 2014. The debentures are convertible into common stock at $0.25 per share.

On August 13, 2013, the Company borrowed $30,000 from an unrelated party pursuant to convertible debenture agreements.  The debentures bear interest at 10% per annum and have a term of one year, maturing on September 19, 2014. The loan agreement provides for the right of the holder to convert the loan principal and interest into shares of common stock at a stated conversion price of the average of the three lowest daily trades in the previous 20 days with a 50% discount.

On August 16, 2013, the Company borrowed $10,000 from an unrelated party pursuant to convertible debenture agreements.  The debentures bear interest at 10% per annum and have a term of one year, maturing on September 19, 2014. The loan agreement provides for the right of the holder to convert the loan principal and interest into shares of common stock at a stated conversion price of the average of the three lowest daily trades in the previous 20 days with a 50% discount.

On August 21, 2013, the Company borrowed $35,000 from an unrelated party pursuant to convertible debenture agreements.  The debentures bear interest at 10% per annum and have a term of one year, maturing on September 19, 2014. The loan agreement provides for the right of the holder to convert the loan principal and interest into shares of common stock at a stated conversion price of the average of the three lowest daily trades in the previous 20 days with a 50% discount.

On September 4, 2013 the Company borrowed $4,750 from a unrelated party pursuant to convertible debenture agreement. The debentures bear interest at 6% per annum and have a term of one year, maturing on August 8, 2014. The debentures are convertible into common stock at $0.25 per share.

On September 10, 2013, the Company borrowed $45,000 from an unrelated party pursuant to convertible debenture agreements.  The debentures bear interest at 10% per annum and have a term of one year, maturing on September 19, 2014. The loan agreement provides for the right of the holder to convert the loan principal and interest into shares of common stock at a stated conversion price of the average of the three lowest daily trades in the previous 20 days with a 50% discount.

As of September 30, 2013 and December 31, 2012 convertible debentures consist of the following:

	September 30, 2013	December 31, 2012

Convertible Debentures	$940,110	$868,000
Less current portion	129,300	38,000
Less debt discount	300,000	467,200
Long term Convertible Debentures, net of current portion and debt discount	$510,810	$362,800

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

8)           LOANS PAYABLE:

Loans payable consist of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Loan payable to Louis Savaglio	$1,000	$1,000
Loan payable to unrelated parties	150,000	150,000
Loan payable to unrelated parties	178,660	160,000
Total	$329,660	$311,000

(a)
In 2006, the Company borrowed the sum of $16,000 from Louis Savaglio, an independent third party.  The loan is payable on demand and bears interest at the rate of 6.75% per annum. On November 30, 2009, the Company had repaid $5,000 with the issuance of 99,100 shares of common stock.  On July 14, 2011 Mr. Savaglio assigned $10,000 of his debt together with accrued interest of $3,156 to four entities unrelated to the Company.  Each new entity has a note for $3,289 carrying interest at 6%. Subsequently those four entities converted their loans into 13,462,000 shares of the Company’s common stock.  The balance due to Mr. Savaglio as of September 30, 2013 and December 31, 2012 was $1,000.

(b)
On September 15, 2011, the Company borrowed $150,000 from an unrelated third party. The loan was due on October 15, 2011 together with interest at a rate of 25% per annum.  As of September 30, 2013, the accumulated interest on this loan was $56,365. The Company is not in compliance with the repayment terms of the loan as it was not repaid on its maturity date and is currently in technical default.

(c)
On November 15, 2011 and June 30, 2012, the Company borrowed $50,000 and 25,000 from an unrelated third party. On August 14, 2013, the Company had repaid $4,500 with the issuance of 6,923,076 shares of common stock. The loan was due and payable upon the Company filing its Regulation D Offering with the SEC which occurred on August 1, 2011.  The note accrues interest at a rate of 4.0% per annum. As of September 30, 2013, the accumulated interest on this loan was $5,155; the Company is not in compliance with the repayment terms of the loan and is currently in technical default.

(d)
On September 25, 2012, September 30, 2012, and August 1, 2013. The Company borrowed $15,000, $50,000 and $25,000 In September, 2013, the Company had repaid $6,840 with the issuance of 155,000,000 shares of common stock. These notes accrue interest at a rate of 0% per annum.

(e)
On July 25, 2013, the Company borrowed $25,000 from an unrelated third party. The loan was due July 26, 2014 with interest at a rate of 12% per annum.  As of September 30, 2013, the accumulated interest on this loan was $750.

9)           COMMON STOCK

There were 5,000,000,000 shares of common stock authorized, with 3,081,452,913 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively. The par value for the common stock is $.001 per share.

There were common stock transactions for the nine months ended September 30, 2013.

In June 2013, The Company issued 33,000,000 shares of common stock on settlement of accounts payable of $33,000. The fair market value of the shares at the date of issuance aggregated $222,500, the excess of the fair value over the amount of the payable amounted to $189,500 and has been charged to operations and is included in General and administrative expenses on the accompanying consolidated statement of operations.

For the third quarter ended 2013, the Company issued 297,368,076 shares of common stock on settlement of accounts payable of $90,700, officers loan of $ 6,000.00 , note payable of $4,500 and accrued interest of $1,935.00. The fair market value of the shares at the date of issuance aggregated $355,906, the excess of the fair value over the amount of the payable and others amounted to $257,271 and has been charged to operations and is included in General and administrative expenses on the accompanying consolidated statement of operations.

Then, for the third quarter ended 2013, The Company issued 201,064,316 shares of common stock for the payment of consulting fees of $74,250. The fair market value of the shares at the date of issuance aggregated $92,977, the excess of the fair value over the amount of the expense  amounted to $18,727 and has been charged to operations and is included in General and administrative expenses on the accompanying consolidated statement of operations.
Finally, for the third quarter ended 2013, the Company issued 2,421,195,644 shares of common stock on settlement of convertible loans of $341,480, accrued interest of $ 16,233 and miscellaneous expense of $1,457.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.  As of September 30, 2013, the Company has not accrued any amounts for loss contingencies.

11)           SUBSEQUENT EVENTS

The Company has entered into an agreement to purchase 20% of Santa Ema Mining, LLC on or about 10 October 2013, in exchange for payments of $35,000 per month to end December 2013. Santa Ema Mining, L.L.C. Santa Ema Mining, L.L.C. is expected to acquire and operate metal mines. To date the company has paid $159,000 in consideration of this agreement.

The Company underwent a reverse split of 1:500 of its common shares outstanding shares, effective as of November 1, 2013. As of November 6, 2013, the Company has 10,000,000 authorized shares and 7,734,011 issued and outstanding.

During the period from October 1, 2013 to November 6, 2013, the Company issued 785,527,611 common shares, unadjusted, 1,571,055 split adjusted, to five investors from conversions from convertible instruments.

On or about October 2013, the Company purchased the interest in La Plateada, L.L.C for convertible debentures from the Company, in the amount of $1,500,000 bearing a 5% interest and convertible at 60% average of the three preceding lowest bids. La Plateada, L.L.C. is a holding company that contains an option to purchase the La Plateada mining project.

ITEM 2   - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company currently has one employee.

Liquidity and Capital Resources

We had $676 cash as of September 30, 2013 compared to $359 at December 31, 2012.  This net increase of $317 consisted of:

Proceeds from financing activities	$400,410
Cash used in investing activities	(159,000)
Cash used in operating activities	(241,093)

Net decrease	$317

We have incurred significant losses and negative cash flows from operations since our inception in April 2010.  We have an accumulated deficit of $14,296,022 and a working capital deficiency of $1,995,354 as of September 30, 2013.  These conditions raise substantial doubt about our ability to continue as a going concern.  We have historically financed our activities through the private placement of equity securities.  Through September 30, 2013, we have dedicated our financial resources to the planned mining activities and general and administrative expenses as described later in the section titled Results of Operations.

In September 2011, we entered into an agreement (as amended) to acquire title to an iron ore mine in the Republic of Chili for $3,250,000 and, as of September 30, 2013, have paid $350,000.  Under the terms of the amended agreement, we are required to remit the remaining balance of $2,900,000 in periodic payments now through August 2014 as follows:

May 31, 2012	$400,000
August 31, 2012	500,000
February 28, 2013	500,000
August 31, 2013	500,000
February 28, 2014	500,000
August 31, 2014	500,000

Total	$2,900,000

As of September 30, 2013, we are not in compliance with the terms of this agreement due to non-payment of the amounts due on May 31, 2012, August 31, 2012 and February 28, 2013.  However, the seller has not issued us a formal notice of default.

We plan to fund the acquisition of the mine as described above and our planned mining activities beyond September 30, 2013 primarily through the sale of debt and/or equity securities.  We cannot be certain that such funding will be available on acceptable terms or available at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the planned mining activities; b) Seek collaborators at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights and/or assets that we would otherwise seek to develop or commercialize ourselves.

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

Results of Operations - For the three months ended September 30, 2013 compared to the three months ended September 30, 2012;

Revenues

We have not generated revenues for the three months ended September 30, 2013 and 2012.

Mine Related Expenses

Mine related expenses were $5,000 and $55,000 for the three months ended September 30, 2013 and 2012, respectively.  This decrease of $50,000 was primarily due to The Company getting current on their financial reporting.

Consulting Fees

Consulting fees were $187,500 and $853,478 for the three months ended September 30, 2013 and 2012, respectively.  This decrease of $665,728 was primarily due to cash and stock issued to 3 consulting firms related to business advisory, strategic and communications services in 2012 which were being amortized over the life of the agreement.

General and Administrative Expenses

General and administrative expenses were $344,286 and $45,168 for the three months ended September 30, 2013 and 2012, respectively.  This increase of $299,118 was primarily due to the conversion expense of accounts payable.

Change in Fair Value of Derivative Liability

The change in the fair value of the derivative liability was a benefit of $1,389,556 and $221,115 for the three months ended September 30, 2013 and 2012, respectively.  This change of $1,168,441 was primarily due to the drop in market prices of the stock and the lowering of the value due to possible conversion holders as a result of how derivative liabilities are valued.

Interest Expense

Interest expense was $53,950 and $57,116 for the three months ended September 30, 2013 and 2012, respectively.  This decrease of $3,162 was primarily due to the conversion of debt.

Net Income (Loss)

Net income (loss) was $795,640 and $(798,643) for the three months ended September 30, 2013 and 2012, respectively.  This increase in net income of $1,594,283 was attributable to the changes in the expense captions as described above and changes in fair value of derivative liability.

Results of Operations - For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Revenues

We have not generated revenues for the nine months ended September 30, 2013 and 2012.

Mine Related Expenses

Mine related expenses were $37,600 and $437,500 for the nine months ended September 30, and 2012, respectively. This decrease of $399,900 was primarily due to the Company getting current on their financial reporting.

Consulting Fees

Consulting fees were $840,250 and $1,731,421 for the nine months ended September 30, 2013 and 2012, respectively. This decrease of $891,171 was primarily due to cash and stock issued to 3 consulting firms related to business advisory, strategic and communications services in 2012 which are being amortized over the life of the agreement.

General and Administrative Expenses

General and administrative expenses were $638,572 and $103,777 for the nine months ended September 30, 2013 and 2012, respectively. This increase of $534,795 was primarily due to the excess of fair value of the common stock issued above the actual accounts payable for professional services.

Change in Fair Value of Derivative Liability

The change in the fair value of the derivative liability was a benefit of $10,372 and of $1,694,315 for the nine months ended September 30, 2013 and 2012, respectively. This decrease of $(1,683,943) was primarily due to the drop in market prices of the stock and the lowering of the value due to possible conversion holders as a result of how derivative liabilities are valued.

Interest Expense

Interest expense was an expense of $392,759 and $266,121 for the nine months ended September 30, 2013 and 2012, respectively. This change of $126,638 was primarily due to interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note of which such increase is charged to interest expense and interest on increased borrowings incurred after the second quarter of 2011.

For the third quarter ended 2013, the Company issued 297,368,076 shares of common stock on settlement of accounts payable of $90,700, officers loan of $ 6,000.00 , note payable of $4,500 and accrued interest of $1,935.00. The fair market value of the shares at the date of issuance aggregated $355,906, the excess of the fair value over the amount of the payable and others amounted to $257,271 and has been charged to operations and is included in General and administrative expenses on the accompanying consolidated statement of operations.

Then, for the third quarter ended 2013, The Company issued 201,064,316 shares of common stock for the payment of consulting fees of $74,250. The fair market value of the shares at the date of issuance aggregated $92,977, the excess of the fair value over the amount of the expense  amounted to $18,727 and has been charged to operations and is included in General and administrative expenses on the accompanying consolidated statement of operations.

Net Loss

Net loss was $1,910,396 and $5,608,504 for the nine months ended September 30, 2013 and 2012, respectively. This increase of $3,129,819 was attributable to the changes in the expense captions as described above.

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

The Company has been redirecting its focus from Iron to copper, because of its less cash intensive process.  The Company has been analyzing multiple projects and has been able to reach an agreement with the management of the La Plateada mine.  Whereas the ownership interest in the mines has decided to do an Equity based deal with All Grade Mining in exchange for 5 years of the mineral rights with a 5 million dollar buy out of property, cut into three year payments, years 6, 7, and 8.

All Grade mining has also been in negotiations with Santa Emma Mining and their mining efforts.  All Grade is currently finalizing agreements to fund developmentals of the Santa Emma projects.

During All Grade’s funding difficulties with the Salitrosa Mine, the property’s management has informed All  Grade that there has been interest from other parties to purchase the property and that the new parties are interested in All Grade’s Intellectual Property and developmentals.  All Grade is now in negotiation to sell Its developmental IE and recoup most its upfront costs from the initial investment.

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

Our Chief Executive Officer who also functions as our Chief Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of September 30, 2013.  Based on such review and evaluation, our chief executive officer has concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of September, 2013.  In making this assessment, our management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of September 30, 2013:

On April 20, 2012, our Independent Registered Public Accounting firm advised that we had incorrectly computed the derivative liabilities in the financial statements included in Form 10-Qs filed for September 30, 2011 and September 30, 2011 and, therefore, needed to be restated. In addition upon further review the Form 10-Qs as originally filed, inadvertently omitted the required disclosures relating to development stage entities and the earning per share disclosures.

 (b)           Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ending September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1                      Legal Proceedings

The Company has been sued by its former CFO Gerald Rosenberg for breach of contract in the Superior Court of New Jersey sitting in the County of Bergen  Mr. Rosenberg seeks $366,666 from an alleged breach of contract that he was not [fully] compensated for his services as CFO for the Company.

Item 1A                      Risk Factors

The Company is a Smaller Reporting Company.  A Smaller Reporting Company is not required to provide the risk factor disclosure required by this form.

Item 2                      Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold eight convertible debentures for $236,750 to three accredited and sophisticated investors. The average conversion feature was 40% discount to market price [see derivative liability] and could result in 406,631,656 upon full conversion, if any, based upon unadjusted historical Q3 share prices using Black and Sholes model. Due to recent material downward momentum in the share price, the Company feels more accurate depictions may be derived from pre-split share pricing.

Date	Class of Investor	Principal Amount	Share conversion	Share conversion, split adjusted	Exemption

7/19/2013	Sophisticated Investor 1	$40,000	7,058,824	14,118	4(a)2
7/31/2013	Sophisticated Investor 2	$53,000	36,551,724	73,103.45	4(a)2
8/8/2013	Sophisticated Investor 3	$19,000	76,000	152	4(a)2
8/13/2013	Sophisticated Investor 1	$30,000	62,068,966	124,137.93	4(a)2
8/16/2013	Sophisticated Investor 1	$10,000	24,000,000	48,000	4(a)2
8/21/2013	Sophisticated Investor 1	$35,000	84,000,000	168,000.00	4(a)2
9/4/2013	Sophisticated Investor 3	$4,750	19,000	38	4(a)2
9/10/2013	Sophisticated Investor 1	$45,000	192,857,143	385,714.29	4(a)2

		$236,750	406,631,656	813,263

Share conversion is based upon Black and Scholes using historical prices. Actual conversion may materially vary.

Due to recent downward momentum in the price of the shares, post split, the Company feels it must issue a cautionary note that split adjusted conversions may materially vary. The Company cautions readers that pre-split numbers may be more illuminating due to the significant downward momentum in the share price.

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

Item 5                      Other Information

On November 1st, 2013, All Grade Mining, Inc. 500:1 reverse stock split went effective.

Item 6                      Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

**
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

Date	Item	Incorporation by Reference

1 November 2013, 8K filed	All Grade Mining, Inc. underwent a 500:1 reverse stock split, which applied equally to issued and outstanding and authorized shares. The Articles of Incorporation were modified accordingly.	Yes

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 9134, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

14 November 2013

All Grade Mining, Inc.

/s/ Gary Kouletas
Gary Kouletas, Principal Executive Officer, Chief Financial Officer, Director